Form 10-Q
period 2010-03-31
ETFS Platinum Trust
filed 2010-05-17
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number: 001-34590

ETFS PLATINUM TRUST
(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o ETF Securities USA LLC
48 Wall Street, 11th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 918-4954

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

3,350,000 shares outstanding as of May 14, 2010.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ETFS PLATINUM TRUST

Condensed Statement of Condition (unaudited)

For three months ended March 31, 2010, and December 30, 2009* to December 31, 2010

	Three Months Ended March 31, 2010		Date of Inception to December 31, 2009

ASSETS
Investment in platinum (1)	$486,281,621		$14,610,000
Platinum receivable	16,427,775	(1)	—

Total Assets	$502,709,396		$14,610,000

LIABILITIES
Accounts payable to Sponsor	$240,303		—

Total Liabilities	$240,303		—

Redeemable Shares:
Shares at redemption value to investors (2)	525,686,525		14,660,000

Shareholders’ Deficit	$(23,217,542)		(50,000)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$502,479,706		14,610,000

(1)	The market value of investment in platinum at March 31, 2010 is $509,499,163 and 14,660,000 at December 31, 2009.
(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at March 31, 2010 are 3,200,000 and 100,000 at December 31, 2009.
*	Date of Inception

See Notes to the Unaudited Condensed Financial Statements.

ETFS PLATINUM TRUST

Condensed Statement of Operations (unaudited)

For the three months ended March 31, 2010

Three Months Ended
March 31, 2010

REVENUES

Value of platinum transferred to pay expenses	$290,272
Cost of platinum transferred to pay expenses	(297,230)

Loss on platinum transferred to pay expenses	(6,958)

Loss on platinum distributed for the redemption of shares	(1,397,131)

Total Loss on platinum	$(1,404,089)

EXPENSES

Sponsor fees	530,459

Total Expenses	530,459

Net Loss from Operations	$(1,934,548)

Net Loss per share	$(0.85)

Weighted average number of shares	2,284,444

See Notes to the Unaudited Condensed Financial Statements.

ETFS PLATINUM TRUST

Condensed Statement of Cash Flows (unaudited)

For the three months ended March 31, 2010

Three Months Ended March 31, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of platinum	$—

Cash expenses paid	—

Increase in cash resulting from operations	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of platinum received for creation of shares	$511,185,416

Value of platinum distributed for redemption of shares - at average cost	$39,216,565

Three Months Ended March 31, 2010

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Loss from Operations	$(1,934,548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Increase in platinum assets	(471,671,621)
Increase in platinum receivable	(16,427,775)
Increase in unrealized gain on platinum receivable	229,690
Increase in accounts payable to sponsor	240,303
Increase/(Decrease) in redeemable shares
Creations	327,383,287
Redemptions	(37,819,336)

Net cash provided by operating activities	$—

Supplemental Disclosure of Non-Cash Item:
Value of platinum transferred to pay expenses	$290,272

See Notes to the Unaudited Condensed Financial Statements.

ETFS PLATINUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (unaudited)

For the three months ended March 31, 2010

Three Months Ended March 31, 2010

Shareholders’ Deficit - Opening balance	$(50,000)
Net Loss for the period	(1,934,548)
Adjustment of Redeemable Shares to redemption value	(21,462,684)
Adjustment of Platinum Receivable to market value	229,690

Shareholders’ Deficit – Closing balance	$(23,217,542)

See Notes to the Unaudited Condensed Financial Statements.

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

The ETFS Platinum Trust (the “Trust”) is an investment trust formed on December 30, 2009 (the “Date of Inception”), under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds platinum bullion and issues shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in an ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company which is a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands’ based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of platinum, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the platinum market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position for the three months ended March 31, 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s prospectus. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

2.	Significant Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Trust.

2.1.	Valuation of Platinum

Loco London allocated platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, for financial statement purposes, and is valued at the lower of cost or market. The cost of platinum is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix is the afternoon session of the twice daily fix of the price of an ounce of platinum which starts at 2:00 PM London, England time and is performed in London by the four members of the London Platinum and Palladium Market.

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.1.	Valuation of Platinum (continued)

Once the value of platinum has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the platinum and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2010

Investment in platinum-average cost	$486,281,621	$14,610,000
Unrealized Gain on investment in platinum	23,217,542	50,000

Investment in platinum-market value	$509,499,163	$14,660,000

The Trust recognizes the diminution in value of the investment in platinum which arises from market declines on an interim basis. Increases in the value of the investment in platinum through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value.

The per-Share amount of platinum exchanged for a purchase or redemption is calculated daily by the Trustee, using the London PM Fix to calculate the platinum amount in respect of any liabilities for which covering platinum sales have not yet been made, and represents the per-Share amount of platinum held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

2.2	Platinum Receivable

Platinum receivable represents the quantity of platinum covered by contractually binding orders for the creation of Shares where the platinum has not yet been transferred to the Trust’s account. Generally, ownership of the platinum is transferred within three days of trade date. As of March 31, 2010 there was 9,986.489 ozs of platinum receivable with a market value of $16,427,775.

2.3.	Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.3.	Creations and Redemptions of Shares (continued)

the Trustee, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the platinum required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated platinum account, either loco London or loco Zurich, established with the Custodian or a platinum clearing bank by an Authorized Participant.

The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of platinum represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. The typical settlement period for Shares is three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When platinum is exchanged in settlement of redemption, it is considered a sale of platinum for financial statement purposes.

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares from for the three months ended March 31, 2010 and from the Date of Inception to December 31. 2009* are as follows:

	Three Months Ended March 31, 2010	Date of Inception to December 31, 2010

Number of Redeemable Shares:
Opening Balance	100,000	—
Creations	3,350,000	100,000
Redemptions	(250,000)	—

Closing Balance	3,200,000	100,000

	Three Months Ended March 31, 2010	Date of Inception to December 31, 2009

Redeemable Shares:
Opening Balance	$14,660,000	$—
Creations	527,383,287	14,610,000
Redemptions	(37,819,336)	—
Adjustment to redemption value	21,462,684	50,000

Closing Balance	$525,686,635	$14,660,000

Redemption Value per Share at Period End	$164.28	$146.60

* Date of Inception

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.4. Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of platinum to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum.

Unless otherwise directed by the Sponsor, when selling platinum the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such platinum only if the sale transaction is made at the next London PM Fix or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the platinum sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.5.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes (formerly FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes). The Sponsor has evaluated the application at ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Trust has determined no reserves for uncertain tax positions are required to be recorded as a result of the application at ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.6.	Investment in Platinum

The following represents the changes in ounces of platinum and the respective values for the period from the Date of Inception to December 31, 2009 and three months period ending March 31, 2010:

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

2. Significant Accounting Policies (continued)

2.6. Investment in Platinum (continued)

	Three Months Ended March 31, 2010	Date of Inception to December 31, 2009

Ounces of Platinum:
Opening Balance	10,000	—
Creations (excluding platinum receivable at March 31, 2010 - 9,986.5)	324,894.8	10,000.0
Redemptions	(24,979.8)	—
Transfers of platinum	(189.1)	—

Closing Balance	309,725.9	10,000.0

Investment in Platinum (lower of cost or market):
Opening Balance	$14,610,000	$—
Creations (excluding platinum receivable at March 31, 2010 - $16,198,085)	511,185,416	14,610,000
Redemptions	(39,216,565)	—
Transfers of platinum	(297,230)	—

Closing Balance	$486,281,621	$14,610,000

2.7.	Expenses

The Trust will transfer platinum to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.60% of the adjusted daily NAV of the Trust, paid monthly in arrears.

The Sponsor has agreed to assume administrative and marketing expenses incurred by the Trust, including the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses, exchange listing fees, United States Securities and Exchange Commission (the “SEC”) registration fees, printing and mailing costs, audit fees and certain legal expenses.

At March 31, 2010 and December 31, 2009 the fees payable to the Sponsor were $240,303 and $0 respectively.

2.7.	Organization Cost

Expenses incurred in organizing the Trust and the initial offering of the Shares, including applicable SEC registration fees, of approximately $1,229,724, were borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

3.	Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants or purchase or sell platinum or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

4.	Concentration of Risk

The Trust’s sole business activity is the investment in platinum, and substantially all the Trust’s assets are holdings of platinum which creates a concentration risk associated with fluctuations in the price of platinum. Several factors could affect the price of platinum, including: (i) global platinum supply and demand, which is influenced by factors such as forward selling by platinum producers, purchases made by platinum producers to unwind platinum hedge positions, central bank purchases and sales, and production and cost levels in major platinum-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material affect on the Trust’s financial position and results of operations.

5.	Indemnification

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) is indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

6.	Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the issuance date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction.

The Trust is a common law trust, formed under the laws of the state of New York on the Date of Inception. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

The Trust holds platinum and is expected to issue Baskets in exchange for deposits of platinum, and to distribute platinum in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of platinum, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in platinum.

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust began trading on the New York Stock Exchange (the “NYSE”) Arca under the symbol “PPLT” on January 8, 2010.

Valuation of Platinum and Computation of NAV.

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or as soon as practicable after 4:00 p.m. New York time, on such day (the “Evaluation Time”) the Trustee values the platinum held by the Trust and determines both the adjusted net asset value (the “ANAV”) and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust’s platinum on the basis of that day’s London PM Fix, or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London platinum fix (AM or PM) determined prior to the Evaluation Time is used, unless the Sponsor determines that such price is inappropriate as a basis for valuation. In the case this determination is made, the Sponsor will identify an alternative basis for such evaluation to be used by the Trustee.

Once the value of the platinum held by the Trust has been determined, the Trustee subtracts all estimated accrued but unpaid fees and other liabilities of the Trust from the total value of the platinum and all other assets of the Trust. The resulting figure is the ANAV of the Trust. The ANAV is used to compute the Sponsor’s Fee.

The Trustee then subtracts from the ANAV the amount of accrued Sponsor’s Fees computed for such day to determine the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

Liquidity & Capital Resources.

The Trust is not aware of any trends, demands, conditions, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust’s only source of liquidity is its transfers and sales of platinum.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2010 the Trust did not have any cash balances.

The Period from Date of Inception (December 30, 2009) to March 31, 2010.

On December 30, 2009, the Trust was formed as a legal entity with an initial deposit of platinum. On January 8, 2010 the Trust’s Shares commenced trading on the NYSE Arca under the symbol PPLT, and the Trust commenced operations, began accruing expenses and began the calculation of NAV (the “Commencement of Operations”). The market value of the assets of the Trust were $15,690,000 and the redemption value per Share was $156.90 as of close of business on January 8, 2010.

The assets of the Trust at market value at March 31, 2010 were $509,499,163 representing a 3,147.28% increase from the asset level as of close of business on the Commencement of Operations. The redemption value per Share increased from $156.90 on January 8, 2010 to $164.28 on March 31, 2010 representing a 4.70% increase from the NAV as of close of business on the Commencement of Operations.

The price of platinum per ounce increased from $1,569.00 on January 8, 2010 to $1,645.00 on March 31, 2010, representing a 4.84% increase during the period. The Trust’s redemption value per Share rose slightly less than the platinum spot price per ounce on a percentage basis due to the Sponsor’s Fees. The Sponsor earned $530,459 in fees during the period, or 0.60% of the Trust’s assets on an annualized basis. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

The redemption value per Share of $164.28 on March 31, 2010 , was the highest during the period, compared with a low of $147.43 on February 5, 2010.

The number of Baskets created from the Date of Inception to March 31, 2010 was 69 (representing 3,450,000 Shares 67 of which were created during the three month period ending March 31, 2010). 5 Baskets (representing 250,000 Shares) were redeemed during the period.

Net loss for the period ended March 31, 2010 was $1,934,548 resulting from a net loss of $6,958 on the transfer of platinum to pay the Sponsor’s Fee, a net loss of $1,397,131 on platinum distributed for the redemption of Baskets, and Sponsor’s Fees of $530,459.

Critical Accounting Estimates.

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the consolidated financial statements for further discussion of accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The authorized officers of the Sponsor performing functions equivalent to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust have been effective as of the end of the period covered by this Form 10-Q.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors since last disclosed in the prospectus included in the registrant’s registration statement filed on Form S-1 on April 23, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	From the Date of Inception through March 31, 2010, 67 Baskets were created and 5 Baskets redeemed as follows:

Period	Total Baskets Created	Total Baskets Redeemed	Total Authorized Shares

12/30/09-12/31/09	2	0	100,000
01/01/10-01/31/10	47	0	2,350,000
02/01/10-02/28/10	8	5	150,000
03/01/10-03/31/10	12	0	500,000

Item 3. Defaults Upon Senior Securities

          None.

Item 4. (Removed and Reserved.)

          None.

Item 5. Other Information

          None.

Item 6. Exhibits.

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: May 17, 2010	/s/ Graham Tuckwell

Graham Tuckwell President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	/s/ Thomas Quigley

Thomas Quigley Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.

Exhibit Index

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.