Form 10-Q
period 2010-06-30
ETFS Platinum Trust
filed 2010-08-13
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from________ to________

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

3,000,000 shares outstanding as of August 11, 2010.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

i

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Statements of Condition (unaudited)
At June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009

ASSETS
Investment in platinum (1)	$481,432,947	$14,610,000

Total Assets	$481,432,947	$14,610,000

LIABILITIES
Accounts payable to Sponsor	$237,058	$—
Platinum payable	22,914,167	—

Total Liabilities	$23,151,225	$—

Redeemable Shares:
Shares at redemption value to investors (2)	$458,281,722	$14,660,000

Shareholders’ Deficit	—	(50,000)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$481,432,947	$14,610,000

(1)	The cost of investment in platinum at June 30, 2010 was $497,660,596 and the market value was $14,660,000 at December 31, 2009.
(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at June 30, 2010 are 3,000,000 and 100,000 at December 31, 2009.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (unaudited)
For the three months and six months ended June 30, 2010

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
REVENUES

Value of platinum transferred to pay expenses	$801,255	$1,091,527
Cost of platinum transferred to pay expenses	(768,049)	(1,065,279)

Gain on platinum transferred to pay expenses	33,206	26,248

Gain/(Loss) on platinum distributed for the redemption of shares	1,019,178	(377,953)
Unrealized loss on investment in platinum	(16,227,649)	(16,227,649)

Total Gain/(Loss) on platinum	(15,175,265)	(16,579,354)

EXPENSES

Sponsor fees	799,697	1,330,156

Total Expenses	799,697	1,330,156

Net Loss from Operations	$(15,974,962)	$(17,909,510)

Net Loss per share	$(4.87)	$(6.43)

Weighted average number of shares	3,276,923	2,783,425

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Cash Flows (unaudited)
For the three months and six months ended June 30, 2010

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
INCREASE / (DECREASE) IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of platinum	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of platinum received for creation of shares	$91,155,904	$602,341,607

Value of platinum distributed for redemption of shares - at average cost	$79,009,147	$118,225,736

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Loss from Operations	$(15,974,962)	$(17,909,510)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase/(Decrease) in platinum assets	4,848,674	(466,822,947)
Decrease in platinum receivable	16,427,775	—
Increase in platinum payable	22,914,167	22,914,167
Decrease in unrealized gain on platinum receivable	(229,690)	—
(Decrease)/Increase in accounts payable to sponsor	(3,245)	237,058
Increase/(Decrease) in redeemable shares:
Creations	74,958,878	602,342,165
Redemptions	(102,941,597)	(140,760,933)

Net cash provided by operating activities	$—	$—

Supplemental Disclosure of Non-Cash Item:
Value of platinum transferred to pay expenses	$801,255	$1,091,527

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (unaudited)

For the six months ended June 30, 2010

Six Months Ended June 30, 2010

Shareholders’ Deficit - Opening balance	$(50,000)
Net Loss for the period	(17,909,510)
Adjustment of Redeemable Shares to redemption value	17,959,510

Shareholders’ Deficit – Closing balance	$—

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

The ETFS Platinum Trust (the “Trust”) is an investment trust formed on December 30, 2009 (the “Date of Inception”), under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds platinum bullion and issues shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in an ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company which is a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s prospectus. The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Loco London allocated platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, for financial statement purposes, at the lower of cost or market. The cost of platinum is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (“NAV”) of the Trust. Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix is the afternoon session of the twice daily fix of the price of an ounce of platinum which starts at 2:00 PM London, England time and is performed in London by the four members of the London Platinum and Palladium Market.

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

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of June 30, 2010:

	June 30, 2010	December 31, 2009

Investment in platinum - average cost	$497,660,596	$14,610,000
Unrealized (Loss)/Gain on investment in platinum	(16,227,649)	50,000

Investment in platinum - market value	$481,432,947	$14,660,000

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

2.2	Platinum Payable

Platinum payable represents the quantity of platinum covered by contractually binding orders for the redemption of Shares where the platinum has not yet been transferred out of the Trust’s account. Generally, ownership of the platinum is transferred within three days of trade date. As of June 30, 2010 there was 14,957.0oz of platinum payable with a market value of $22,914,167.

2.3.	Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the platinum required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated platinum account, either loco London or loco Zurich, established with the Custodian or a platinum clearing bank by an Authorized Participant.

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares from for the six months ended June 30, 2010 are as follows:

	Six Months Ended June 30, 2010	December 30, 2009* to December 31, 2009

Number of Redeemable Shares:
Opening Balance	100,000	—
Creations	3,800,000	100,000
Redemptions	(900,000)	—

Closing Balance	3,000,000	100,000

	Six Months Ended June 30, 2010	December 30, 2009* to December 31, 2009

Redeemable Shares:
Opening Balance	$14,660,000	—
Creations	602,342,165	14,610,000
Redemptions	(140,760,933)	—
Adjustment to redemption value	(17,959,510)	50,000

Closing Balance	$458,281,722	$14,660,000

Redemption Value per Share at Period End	$152.76	$146.60

* Date of inception.

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.4.	Revenue Recognition Policy

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes (formerly FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes). FASB ASC 740-10 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740-10 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Sponsor has evaluated the effects of FASB ASC 740-10 and has determined that it does not have a significant effect on the financial position or results of operations of the Trust.

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.6.	Investment in Platinum

The following represents the changes in ounces of platinum and the respective values for six month period ending June 30, 2010, and for the period from the date of inception through December 31, 2009:

	Six Months Ended June 30, 2010	For the period December 30, 2009* through December 31, 2009

Ounces of Platinum:
Opening Balance	10,000.0	—
Creations	379,792.6	10,000.0
Redemptions (excluding platinum payable at June 30, 2010 - 14,957.0)	(74,866.1)	—
Transfers of platinum	(675.2)	—

Closing Balance	314,251.3	10,000.0

Investment in Platinum (lower of cost or market):
Opening Balance	$14,610,000	$—
Creations	602,341,607	14,610,000
Redemptions (excluding platinum payable at June 30, 2010 - $22,914,167)	(118,225,732)	—
Transfers of platinum	(1,065,279)	—
Unrealized loss on Investment in platinum	(16,227,649)	—

Closing Balance	$481,432,947	$14,610,000

* Date of Inception

2.7.	Expenses

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

At June 30, 2010 the fees payable to the Sponsor were $237,058.

2.7.	Organization Cost

Expenses incurred in organizing the Trust and the initial offering of the Shares, including applicable SEC registration fees, of approximately $1,229,724, were borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

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

Introduction

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

Shares of the Trust began trading on the New York Stock Exchange (the “NYSE”) Arca under the symbol “PPLT” on January 8, 2010.

Valuation of Platinum and Computation of NAV

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or as soon as practicable after 4:00 PM. New York time, on such day (the “Evaluation Time”) the Trustee values the platinum held by the Trust and determines both the adjusted net asset value (the “ANAV”) and the net asset value (“NAV”) of the Trust.

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

The Quarter Ended June 30, 2010

During the period the market value of the Trust’s assets decreased from $530,722,619 on April 1, 2010 to $481,432,947 at June 30, 2010, representing a 9.29% decrease. The number of Shares outstanding also decreased from 3,200,000 at April 1, 2010 to 3,000,000 at quarter end, with 9 Baskets created and 13 Basket redeemed representing 200,000 net Shares redeemed.

The NAV per Share decreased from $165.77 on April 1, 2010 to $152.76 on June 30, 2010, representing a 7.85% decrease during the quarter. The NAV per share decreased slightly less than the price per ounce of platinum ($1,660.00 on April 1, 2010 to $1,532.00 on June 30, 2010) due to Sponsor’s Fees, which were $799,697 for the quarter.

The NAV per Share of $174.89 on 26 April, 2010, was the highest during the period, compared with a low of $148.86 on May 21, 2010.

Net loss for the quarter was $15,974,962, resulting from a net gain of $1,019,178 on platinum distributed for the redemption of Shares, an unrealized loss on investment in platinum of $16,227,649 (due to the market value of platinum falling below the average cost) and a net gain of $33,206 on the transfer of platinum to pay the Sponsor’s Fees which were $799,697. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

The Period from Date of Inception (December 30, 2009) to June 30, 2010

On December 30, 2009, the Trust was formed as a legal entity with an initial deposit of platinum. On January 8, 2010 the Trust’s Shares commenced trading on the NYSE Arca under the symbol PPLT, and the Trust commenced operations, began accruing expenses and began the calculation of NAV (the “Commencement of Operations”). The market value of the assets of the Trust were $15,690,000 and the NAV per Share was $156.90 as of close of business on January 8, 2010.

The assets of the Trust at market value at June 30, 2010 were $481,432,947 representing a 2,968.41% increase from the asset level as of close of business on the Commencement of Operations. The number of Shares outstanding at June 30, 2010 was 3,000,000, with 78 Baskets (representing 3,900,000 Shares) created and 18 Baskets (representing 900,000 Shares) redeemed during the period from the Date of Inception to June 30, 2010.

The NAV per Share decreased from $156.90 on January 8, 2010 to $152.76 on June 30, 2010 representing a 2.64% decrease from the close of business on the Commencement of Operations. The NAV per Share decreased slightly less than the price per ounce of platinum ($1,569.00 on January 8, 2010 to $1,532 on June 30, 2010) due to Sponsor’s Fees, which were $1,330,156 for the period, or 0.60% of the Trust’s assets on an annualized basis. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

The NAV per Share of $174.89 on 26 April, 2010, was the highest during the period, compared with a low of $147.43 on February 5, 2010.

Net loss for the period ended June 30, 2010 was $17,909,510 resulting from a net loss of $377,953 on platinum distributed for the redemption of Shares, an unrealized loss on investment in platinum of $16,227,649 (due to the market value of platinum falling below the average cost) and a net gain of $26,248 on the transfer of platinum to pay the Sponsor’s Fees which were $1,330,156.

Liquidity & Capital Resources

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the

Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2010 the Trust did not have any cash balances.

Critical Accounting Estimates

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2010, 13 Baskets were redeemed as follows:

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Platinum Per Share

04/01/10-04/30/10	0	0	—
05/01/10-05/31/10	8	400,000	0.0998
06/01/10-06/30/10	5	250,000	0.0997

Total	13	650,000	0.0998

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: August 13, 2010	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	/s/ Thomas Quigley

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