Form 10-Q
period 2010-09-30
ETFS Platinum Trust
filed 2010-11-12
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
(212) 918-4954

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Yes ☐ No ☒

3,450,000 shares outstanding as of November 11, 2010.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

i

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Statements of Condition (unaudited)
At September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009

ASSETS

Investment in Platinum (1)	$513,089,810	$14,610,000

Total Assets	$513,089,810	$14,610,000

LIABILITIES

Accounts payable to Sponsor	$236,765	$—

Total Liabilities	$236,765	$—

Redeemable Shares:
Shares at redemption value to investors (2)	$537,799,557	$14,660,000

Shareholders’ Deficit	(24,946,512)	(50,000)

Total Liabilities, Redeemable Shares & Shareholders’ Deficit	$513,089,810	$14,610,000

(1)	The market value of investment in Platinum at September 30, 2010 was $538,036,322 and the market value was $14,660,000 at December 31, 2009.
(2)	Authorized Share capital is unlimited and no par value per Share. Shares issued and outstanding at September 30, 2010 are 3,250,000 and 100,000 at December 31, 2009.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (unaudited)
For the three months and nine months ended September 30, 2010

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

REVENUES

Value of Platinum transferred to pay expenses	$705,621	$1,797,148
Cost of Platinum transferred to pay expenses	(724,326)	(1,789,605)

(Loss)/gain on Platinum transferred to pay expenses	(18,705)	7,543

Loss on Platinum distributed for the redemption of Shares	(2,293,399)	(2,671,352)
Unrealized gain on investment in Platinum	16,227,649	—

Total gain/(loss) on Platinum	$13,915,545	$(2,663,809)

EXPENSES

Sponsor fees	706,062	2,036,218

Total expenses	706,062	2,036,218

Net gain/(loss) from operations	$13,209,483	$(4,700,027)

Net gain/(loss) per Share	$4.40	$(1.64)

Weighted average number of Shares	3,004,348	2,857,326

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Cash Flows (unaudited)
For the three months and nine months ended September 30, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Cash proceeds received from transfer of Platinum	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Platinum received for creation of Shares	$79,213,583	$681,555,190

Value of Platinum distributed for redemption of Shares - at average cost	$63,060,043	$181,285,775

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Net gain/(loss) from operations	$13,209,483	$(4,700,027)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Decrease in Platinum assets	(31,656,863)	(498,479,810)
Decrease in Platinum payable	(22,914,167)	—
(Decrease)/increase in accounts payable to Sponsor	(293)	236,765
Increase/(decrease) in redeemable Shares:
Creations	79,214,506	681,556,671
Redemptions	(37,852,666)	(178,613,599)

Net cash provided by operating activities	$—	$—

Supplemental disclosure of non-cash item:
Value of Platinum transferred to pay expenses	$705,621	$1,797,148

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Changes in Shareholders’ Deficit (unaudited)

For the nine months ended September 30, 2010

Nine Months Ended September 30, 2010

Shareholders’ Deficit – opening balance	$(50,000)
Net loss for the period	(4,700,027)
Adjustment of Redeemable Shares to redemption value	(20,196,485)

Shareholders’ Deficit – closing balance	$(24,946,512)

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

1.	Organization

The ETFS Platinum Trust (the “Trust”) is an investment trust formed on December 30, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds Platinum bullion and issues shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of Platinum and distributes Platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2010 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s prospectus. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Loco London allocated Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust, and is valued for financial statement purposes, at the lower of cost or market. The cost of Platinum is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of Platinum, or Platinum distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix is the afternoon session of the twice daily fix of the price of an ounce of Platinum which starts at 2:00 PM London, England time and is performed in London by the four members of the London Platinum and Palladium Market.

Once the value of Platinum has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the Platinum and all other assets held by the Trust.

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.1.	Valuation of Platinum (continued)

The table below summarizes the unrealized gains or losses on the Trust’s Platinum holdings as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Investment in Platinum - average cost	$513,089,810	$14,610,000
Unrealized gain on investment in Platinum	24,946,512	50,000

Investment in Platinum - market value	$538,036,322	$14,660,000

The Trust recognizes the diminution in value of the investment in Platinum which arises from market declines on an interim basis. Increases in the value of the investment in Platinum through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value. For the three months ended September 30, 2010, an unrealized gain of $16,227,649 was recorded, representing a recovery in the value of Platinum market price from June 30, 2010.

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

2.2	Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of Platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the Platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of the Platinum is transferred within three days of trade date. There was no Platinum receivable or payable as of September 30, 2010 and December 31, 2009.

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the nine months ended September 30, 2010 are as follows:

Number of Redeemable Shares:	Nine Months Ended September 30, 2010	December 30, 2009* To December 31, 2009

Opening balance	100,000	—
Creations	4,300,000	100,000
Redemptions	(1,150,000)	—

Closing balance	3,250,000	100,000

Redeemable Shares:	Nine Months Ended September 30, 2010	December 30, 2009* to December 31, 2009

Opening balance	$14,660,000	—
Creations	681,556,671	14,610,000
Redemptions	(178,613,599)	—
Adjustment to redemption value	20,196,485	50,000

Closing balance	$537,799,557	$14,660,000

Redemption value per Share at period end	$165.48	$146.60

* Date of Inception.

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.4.	Revenue Recognition Policy

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

Unless otherwise directed by the Sponsor, when selling Platinum the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such Platinum only if the sale transaction is made at the next London PM Fix, or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the Platinum sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.5.	Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes (formerly FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes). The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Trust has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

2.	Significant Accounting Policies (continued)

2.6.	Investment in Platinum

The following represents the changes in ounces of Platinum and the respective values for nine month period ending September 30, 2010, and for the period from the Date of Inception through December 31, 2009:

	Nine Months Ended September 30, 2010	For the period December 30, 2009*through December 31, 2009

Ounces of Platinum:
Opening Balance	10,000.0	—
Creations	429,604.0	10,000.0
Redemptions	(114,742.5)	—
Transfers of Platinum	(1,133.3)	—

Closing Balance	323,728.2	10,000.0

Investment in Platinum (lower of cost or market):
Opening Balance	$14,610,000	$—
Creations	681,555,190	14,610,000
Redemptions	(181,285,775)	—
Transfers of Platinum	(1,789,605)	—

Closing Balance	$513,089,810	$14,610,000

* Date of Inception

2.7.	Expenses

The Trust will transfer Platinum to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.60% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears.

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

At September 30, 2010 the fees payable to the Sponsor were $236,765.

2.8.	Organization Cost

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

The Trust’s sole business activity is the investment in Platinum, and substantially all the Trust’s assets are holdings of Platinum which creates a concentration of risk associated with fluctuations in the price of Platinum. Several factors could affect the price of Platinum, including: (i) global Platinum supply and demand, which is influenced by factors such as forward selling by Platinum producers, purchases made by Platinum producers to unwind Platinum hedge positions, central bank purchases and sales, and production and cost levels in major Platinum-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that Platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of Platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “PPLT”.

Valuation of Platinum and Computation of Net Asset Value

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or as soon as practicable after 4:00 PM. New York time, on such day (the “Evaluation Time”) the Trustee values the Platinum held by the Trust and determines both the ANAV and the NAV of the Trust.

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

The Quarter Ended September 30, 2010

During the period the market value of the Trust’s assets increased from $475,776,426 on July 1, 2010 to $538,036,322 at September 30, 2010, representing a 13.09% increase. The number of Shares outstanding also increased from 3,000,000 at July 1, 2010 to 3,250,000 at September 30, 2010, with 10 Baskets created and 5 Baskets redeemed, representing 250,000 net Shares created.

The NAV per Share increased from $150.96 on July 1, 2010 to $165.48 on September 30, 2010, representing a 9.62% increase during the quarter. The NAV per Share increased proportionately slightly less than the price per ounce of Platinum ($1,514.00 on July 1, 2010 to $1,662.00 on September 30, 2010) due to Sponsor’s Fees, which were $706,062 for the quarter.

The NAV per Share of $165.48 on September 30, 2010, was the highest during the period, compared with a low of $148.84 on August 24, 2010.

Net gain for the quarter was $13,209,483, resulting from a net loss of $2,293,399 on Platinum distributed for the redemption of Shares, an unrealized gain on investment in Platinum of $16,227,649 (due to the reversal of the loss arising from the market value of Platinum falling below the average cost in the prior quarter) and a net loss of $18,705 on the transfer of Platinum to pay the Sponsor’s Fee, which was $706,062. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

The Period from Date of Inception (December 30, 2009) to September 30, 2010

On December 30, 2009, the Trust was formed as a legal entity with an initial deposit of Platinum. On January 8, 2010 the Trust’s Shares commenced trading on the NYSE Arca under the symbol PPLT, and the Trust commenced operations, began accruing expenses and began the calculation of NAV (the “Commencement of Operations”). The market value of the assets of the Trust was $15,690,000 and the NAV per Share was $156.90 on January 8, 2010.

The assets of the Trust at market value at September 30, 2010 were $538,036,322. The number of Shares outstanding at September 30, 2010 was 3,250,000, with 88 Baskets (representing 4,400,000 Shares) created and 23 Baskets (representing 1,150,000 Shares) redeemed during the period from the Date of Inception to September 30, 2010.

The NAV per Share increased from $156.90 on January 8, 2010 to $165.48 on September 30, 2010 representing a 5.47% increase from the close of business on the Commencement of Operations. The NAV per Share decreased proportionately slightly less than the price per ounce of Platinum ($1,569.0 on January 8, 2010 to $1,662.0 on September 30, 2010) due to Sponsor’s Fees, which were $2,036,218 for the period, or 0.60% of the Trust’s assets on an annualized basis. Other than the Sponsor’s Fees, the Trust had no other expenses during the period.

The NAV per Share of $174.89 on April 26, 2010, was the highest during the period, compared with a low of $147.43 on February 5, 2010.

Net loss for the period ended September 30, 2010 was $4,700,027 resulting from a net loss of $2,671,352 on Platinum distributed for the redemption of Shares and a net gain of $7,543 on the transfer of Platinum to pay the Sponsor’s Fees which were $2,036,218.

Liquidity & Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust’s only source of liquidity is its transfers and sales of Platinum.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s Platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell Platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of Platinum to the Sponsor. At September 30, 2010 the Trust did not have any cash balances.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the financial statements for further discussion of accounting policies.

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

There have been changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting; these changes have occurred as a result of the Sponsor’s review of the control processes; the changes made strengthen the review and reconciliation procedures over the financial statements.

Item 4T. Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors since last disclosed in the prospectus included in the registrant’s registration statement filed on Form S-1 on April 23, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2010:

10 Baskets were created.

5 Baskets were redeemed as follows:

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Platinum Per Share

07/01/10-07/31/10	5	250,000	0.0997
08/01/10-08/31/10	—	—	—
09/01/10-09/30/10	—	—	—

Total	5	250,000	0.0997

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: November 12, 2010	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	/s/ Thomas Quigley

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