Form 10-K
period 2010-12-31
ETFS Platinum Trust
filed 2011-03-28
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34590

ETFS PLATINUM TRUST
(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o ETF Securities USA LLC
48 Wall Street, 11th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 918-4954

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

ETFS Physical Platinum Shares	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2010 as reported by the NYSE Arca, Inc. on that date: $458,281,722

Number of the registrant’s Shares outstanding as of March 8, 2011: 4,800,000

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in the Risk Factors section herein.

PART I

Item 1.	Business

The purpose of the ETFS Platinum Trust (the “Trust”), is to own platinum transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of platinum bullion. The Trust was formed on December 30, 2009 when an initial deposit of platinum was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JP Morgan Chase Bank N.A., London branch (the “Custodian”).

The Trust’s Shares at redeemable value grew from $14,610,000 at December 30, 2009 to $765,761,606 at December 31, 2010, the Trust’s fiscal year end. Outstanding Shares in the Trust grew from 100,000 Shares at December 30, 2009 to 4,450,000 Shares at December 31, 2010.

The Trust is not managed like a corporation or an active investment vehicle. The Trust has no directors, officers or employees. It does not engage in any activities designed to obtain a profit from or to improve the losses caused by changes in the price of Platinum. The Platinum held by the Trust will only be delivered to pay the remuneration due to the Sponsor (the “Sponsor’s Fee”), distributed to Authorized Participants (defined below) in connection with the redemption of Baskets or sold (1) on an as-needed basis to pay Trust expenses not assumed by the Sponsor, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does and will not hold or trade in commodities futures contracts regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of platinum bullion, less the expenses of the Trust’s operations. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in physical platinum. An investment in physical platinum requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical platinum being efficient only in amounts beyond the reach of many investors.

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding platinum bullion. The Shares offer an investment that:

•

Is Easily Accessible: The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the Platinum bullion market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 PM New York time.

•

Is Relatively Cost Effective. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling Platinum bullion and storing and insuring Platinum bullion in a traditional allocated Platinum bullion account.

•

Has Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole plate or which is held temporarily to effect a creation or redemption of Shares). Physical bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the Platinum temporarily being held in an unallocated Platinum account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Platinum held in the Trust’s unallocated Platinum account and any Authorized Participant’s unallocated Platinum account is not segregated from the Custodian’s assets....” This contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. See “Risk Factors.”

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of platinum bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value, which is the value of the Trust’s assets less its liabilities (“NAV”), per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”), and the London and Zurich platinum bullion markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global platinum market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

Valuation of Platinum and Computation of Net Asset Value

On each business day as promptly as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee evaluates the platinum held by the Trust and determines the NAV of the Trust.

At the Evaluation Time, the Trustee will value the Trust’s platinum on the basis of that day’s “London PM Fix” (the afternoon session of the twice daily fix of the price of an ounce of platinum which starts at 2:00 PM London, England time and is performed in London by the four London Platinum and Palladium Market “LPPM” members of the London platinum fix) or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London platinum price fix (AM or PM) determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s platinum is not an appropriate basis for evaluation of the Trust’s platinum, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s platinum or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

Once the value of the platinum has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place that are computed by reference to the value of the Trust or its assets), and other liabilities of the Trust from the total value of the platinum and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the adjusted net asset value (the “ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place that are computed by reference to the value of the Trust or its assets shall be calculated using the ANAV calculated for such day on which the valuation takes place. The Trustee shall subtract from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

Trust Expenses

The Trust’s only ordinary recurring expense is the Sponsor’s Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements (defined below), Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.60% of the ANAV of the Trust and is payable monthly in arrears. The Sponsor’s Fee is paid by delivery of platinum to an account maintained by the Custodian for the Sponsor on an unallocated basis.

The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell platinum in such quantity and at such times as may be necessary to permit payment in cash of Trust expenses not assumed by the Sponsor. The Trustee is authorized to sell platinum at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than platinum. Accordingly, the amount of platinum to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of platinum. The Custodian is authorized to purchase from the Trust, at the request of the Trustee, platinum needed to cover Trust expenses not assumed by the Sponsor at the price used by the Trustee to determine the value of the platinum held by the Trust on the date of the sale.

The Sponsor earned $2,981,911 for acting as the Sponsor during the year ended December 31, 2010.

Deposit of Platinum; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each an “Authorized Participant” can deposit platinum and receive Baskets of Shares in exchange. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of platinum represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received. Authorized Participants are the only persons that may place orders to create and redeem Baskets.

All platinum bullion deposited with the Custodian or for the Custodian by the Zurich Sub-Custodian must be of at least a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%) and otherwise conform to the rules, regulations practices and customs of the LPPM, including the specifications for a London Good Delivery plate or ingot.

Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of platinum in the United Kingdom, Zurich or another jurisdiction occurs on “business days” when (1) banks in the United Kingdom, Zurich or such other jurisdiction and (2) the London or Zurich platinum markets are regularly open for business. If such banks or the London or Zurich platinum markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day.

On any business day, an Authorized Participant may place an order with the Trustee to purchase one or more Baskets. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. A purchase order so received is effective on the date it is received in satisfactory form by the Trustee. By placing a purchase order, an Authorized Participant agrees to deposit platinum with the Trust, as described below. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the purchase order (as explained under Creation and Redemption Transaction Fee below).

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account, either loco London or loco Zurich, with the required platinum deposit amount by the third business day in London or Zurich following the purchase order date. Upon receipt of the platinum deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the third business day following the purchase order date the platinum deposit amount from the Authorized Participant Unallocated Account to the unallocated platinum account of the Trust established with the Custodian under the Unallocated Account Agreement between the Trustee and the Custodian (the “Trust Unallocated Account”) and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s

DTC account. Acting on standing instructions given by the Trustee, the Custodian will transfer the platinum deposit amount from the Trust Unallocated Account to the allocated platinum account of the Trust established with the Custodian under the Allocated Account Agreement between the Trustee and the Custodian (the “Trust Allocated Account”), by transferring specific platinum plates or ingots from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Trust’s Unallocated Account Agreement and Allocated Account Agreement are referred to collectively as the “Custody Agreements.”

Withdrawal of Platinum; Redemption of Shares

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Trustee to redeem one or more Baskets. Redemption orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. A redemption order so received is effective on the date it is received in satisfactory form by the Trustee. The redemption procedures allow Authorized Participants to redeem Baskets and do not entitle an individual owner of beneficial interests in the Shares (a “Shareholder”) to redeem any Shares in an amount less than a Basket, or to redeem Baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust not later than the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order (as explained under Creation and Redemption Transaction Fee below).

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account, either loco London or loco Zurich, representing the amount of the platinum held by the Trust evidenced by the Shares being redeemed. Fractions of a fine ounce of platinum included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions are subject to the deduction of any applicable tax or other governmental charges which may be due.

Creation and Redemption Transaction Fee

To compensate the Trustee for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Trustee of $500 per order to create or redeem Baskets. An order may include multiple Baskets. The transaction fee may be reduced, increased or otherwise changed by the Trustee with the consent of the Sponsor. The Trustee shall notify DTC of any agreement to change the transaction fee and will not implement any increase in the fee for the redemption of Baskets until 30 days after the date of the notice.

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at Ordinance House, 31 Pier Road, St. Helier, Jersey JE48PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, the registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

The Sponsor does not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to approve any new or additional custodian that the Trustee may wish to appoint and any new or additional Zurich Sub-Custodian that the Custodian may wish to appoint.

The Sponsor or one of its affiliates or agents (1) develops a marketing plan for the Trust on an ongoing basis, (2) prepares marketing materials regarding the Shares, including the content of the Trust’s website and (3) executes the marketing plan for the Trust.

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to maintain capital, surplus and undivided profits of $150 million.

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include (1) transferring the Trust’s platinum as needed to pay the Sponsor’s Fee in platinum (platinum transfers are expected to occur approximately monthly in the ordinary course), (2) valuing the Trust’s platinum and calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, (4) selling the Trust’s platinum as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor, (5) when appropriate, making distributions of cash or other property to Shareholders, and (6) receiving and reviewing reports from or on the Custodian’s custody of and transactions in the Trust’s platinum. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor. If the Custodian resigns, the Trustee shall appoint an additional or replacement Custodian selected by the Sponsor. Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian. In addition, other than with respect to the Zurich Sub-Custodian, the Trustee has no right to visit the premises of any sub custodian for the purposes of examining the Trust’s platinum or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian, the Zurich Sub-Custodian or any other subcustodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

The Trustee’s monthly fees and out-of-pocket expenses are paid by the Sponsor.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell platinum or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Custodian

JPMorgan Chase Bank, N.A. serves as the Custodian of the Trust’s platinum. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s custodian office is located at 125 London Wall, London, EC2Y 5AJ, United Kingdom. In addition to supervision and examination by the US federal banking authorities, JPMorgan’s London custodian operations are generally subject to supervision by the Financial Services Authority, an independent non-governmental body which exercises statutory regulatory power under the United Kingdom Financial Services and Markets Act 2000 and which regulates the major participating members of the LBMA in the United Kingdom.

The Custodian’s Role

The Custodian is responsible for safekeeping for the Trust platinum deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodian and its other subcustodians, if any. The Custodian facilitates the transfer of platinum in and out of the Trust through the unallocated platinum accounts it will maintain for each Authorized Participant and the unallocated and allocated platinum accounts it will maintain for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated platinum to be held in London. The Zurich Sub-Custodian holds at its Zurich, Switzerland vault premises that portion of the Trust’s allocated platinum to be held in Zurich on behalf of the Custodian. The Custodian is responsible for allocating specific plates or ingots of physical platinum to the Trust’s allocated platinum account. The Custodian will provide the Trustee with regular reports detailing the platinum transfers in and out of the Trust’s unallocated and allocated platinum accounts and identifying the platinum plates or ingots held in the Trust’s allocated platinum account.

The Custodian’s fees and expenses under the Custody Agreements are paid by the Sponsor.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell platinum or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets (a Basket equals a block of 50,000 Shares) and only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

Description of Limited Rights

The Shares do not represent a traditional investment and you should not view them as similar to “Shares” of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of Shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

Distributions

If the Trust is terminated and liquidated, the Trustee will distribute to the Shareholders any amounts remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of such reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Trustee shall determine. Shareholders of record on the record date fixed by the Trustee for a distribution will be entitled to receive their pro rata portion of any distribution.

Voting and Approvals

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares. In addition, certain amendments to the Trust Agreement require advance notice to the Shareholders before the effectiveness of such amendments, but no Shareholder vote or approval is required for any amendment to the Trust Agreement.

Redemption of the Shares

The Shares may only be redeemed by or through an Authorized Participant and only in Baskets.

Book-Entry Form

Individual certificates will not be issued for the Shares. Instead, one or more global certificates is deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Under the Trust Agreement, Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (DTC Participants), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (Indirect Participants), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares. Transfers will be made in accordance with standard securities industry practice.

Custody of the Trust’s Platinum.

Custody of the physical platinum deposited with and held by the Trust is provided by the Custodian at its London, England vaults and by the Zurich Sub-Custodian selected by the Custodian in its Zurich, Switzerland vaults and by other subcustodians on a temporary basis only in unallocated form. The Custodian is a market maker, clearer and approved weigher under the rules of the LPPM.

The Custodian is the custodian of the physical platinum credited to Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the physical platinum credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, and requires the Zurich Sub-Custodian to also segregate the physical platinum of the Trust from the other platinum held by it for other customers of the Custodian and the Zurich Sub-Custodian’s other customers. The Custodian requires the Zurich Sub-Custodian to identify in its books and records the Trust as having the rights to the physical platinum credited to its Trust Allocated Account.

The Custodian, as instructed by the Trustee, is authorized to accept, on behalf of the Trust, deposits of platinum in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian will or will require the Zurich Sub-Custodian to allocate platinum deposited in unallocated form with the Trust by selecting plates or ingots of physical platinum for deposit to the Trust Allocated Account. All physical platinum allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM.

The process of withdrawing platinum from the Trust for a redemption of a Basket will follow the same general procedure as for depositing platinum with the Trust for a creation of a Basket, only in reverse. Each transfer of platinum between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of platinum being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of platinum held in the Trust Unallocated Account as of the close of each business day. See “Creation and Redemption of Shares.”

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences that generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below), is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances.

Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•	An individual who is treated as a citizen or resident of the United States for US federal income tax purposes;
•	A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;
•	An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or
•

A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

A Shareholder that is not a US Shareholder as defined above (other than a partnership, or an entity treated as a partnership for US federal tax purposes) is generally considered a “Non-US Shareholder” for purposes of this discussion. For US federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for US federal income tax purposes, generally depends upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the US federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of the Trust

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis.

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders are also treated as if they directly received their respective pro rata share of the Trust’s income, if any, and as if they directly incurred their respective pro rata share of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation, the delivery of platinum to the Trust in exchange for the underlying platinum represented by the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the platinum held in the Trust are the same as its tax basis and holding period for the platinum delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors as to the determination of the tax basis and holding period for the underlying platinum related to such Shares.

When the Trust sells platinum, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (2) the Shareholder’s tax basis for its pro rata share of the platinum that was sold, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any platinum sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the platinum held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of platinum sold, and the denominator of which is the total amount of the platinum held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the platinum remaining in the Trust will be equal to its tax basis for its share of the total amount of the platinum held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the platinum that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the portion of its pro rata share of the platinum held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the portion of its pro rata share of the platinum held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying platinum represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the platinum received in the redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the platinum held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the platinum received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the platinum received by the Shareholder will be a taxable event.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the platinum held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the platinum held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, which is treated as the basis of the platinum received by the Shareholder in the redemption.

In addition, recent legislation effective after December 31, 2012, if applicable to a Shareholder, would impose a new 3.8% Medicare contribution tax on net investment income. Shareholders should consult their tax advisor regarding this tax.

An Authorized Participant and other investors may be able to re-invest, on a tax-deferred basis, in-kind redemption proceeds received from exchange-traded products that are substantially similar to the Trust in the Trust’s Shares. Authorized Participants and other investors should consult their tax advisors as to whether and under what circumstances the reinvestment in the Shares of proceeds from substantially similar exchange-traded products can be accomplished on a tax-deferred basis.

Maximum 28% Long-Term Capital Gains Tax Rate for US Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including platinum bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 15% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual US Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any platinum bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a taxpayer other than an individual US taxpayer are generally the same as those at which ordinary income is taxed.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fees incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders are required to recognize gain or loss upon a sale of platinum by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and may not be deductible at all for alternative minimum tax purposes.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying platinum for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851.

United States Information Reporting and Backup Withholding for US and Non-US Shareholders

The Trustee or the appropriate broker files certain information returns with the IRS, and provides certain tax-related information to Shareholders, in accordance with applicable Treasury Regulations. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses.

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not a US person in order to avoid the information reporting and backup withholding tax requirements.

The amount of any backup withholding is allowed as a credit against a Shareholder’s US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

Income Taxation of Non-US Shareholders

The Trust does not expect to generate taxable income except for gain (if any) upon the sale of platinum. A Non-US Shareholder generally is not subject to US federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of platinum by the Trust, unless (1) the Non-US Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-US Shareholder of a trade or business in the United States.

Taxation in Jurisdictions other than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction (or any other jurisdiction not being the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Code Section 4975 impose certain requirements on certain employee benefit plans and other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain commingled investment vehicles or insurance company general or separate accounts in which such plans or arrangements are invested (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of Section 4975 of the Code, but may be subject to substantially similar rules under other federal law, or under state or local law (“Other Law”).

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan and the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities under ERISA or Other Law, including, but not limited to: (1) whether the investment is permitted under the plan’s governing documents, (2) whether the fiduciary has the authority to make the investment, (3) whether the investment is consistent with the plan’s funding objectives, (4) the tax effects of the investment on the Plan, and (5) whether the investment is prudent considering the factors discussed in this report. In addition, ERISA and Code Section 4975 prohibit a broad range of transactions involving assets of a plan and persons who are “parties in interest” under ERISA or “disqualified persons” under Section 4975 of the Code. A violation of these rules may result in the imposition of significant excise taxes and other liabilities. Plans subject to Other Law may be subject to similar restrictions.

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101(b)(2). Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as “plan assets” of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (IRA) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The IRS has issued private letter rulings to the effect that a purchase of Shares in a trust holding precious metals by an IRA, or by a participant-directed account under a Code section 401(a) plan, will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any platinum received by such IRA or plan account upon the redemption of any of the Shares purchased by it, the Shares or platinum so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402.

Item 1A. Risk Factors

You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in this report, including the Trust’s financial statements and the related notes.

The value of the Shares relates directly to the value of the platinum held by the Trust and fluctuations in the price of platinum could materially adversely affect an investment in the Shares.

The Shares are designed to mirror as closely as possible the performance of the price of platinum bullion, and the value of the Shares relates directly to the value of the platinum held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of platinum has fluctuated widely over the past several years. Several factors may affect the price of platinum, including:

•

Global platinum supply and demand, which is influenced by such factors as forward selling by platinum producers, purchases made by platinum producers to unwind platinum hedge positions, central bank purchases and sales, and production and cost levels in major platinum-producing countries such as South Africa;

•	Investors’ expectations with respect to the rate of inflation;
•	Currency exchange rates;
•	Interest rates;
•	Investment and trading activities of hedge funds and commodity funds; and
•	Global or regional political, economic or financial events and situations.

In addition, investors should be aware that there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The Shares may trade at a price which is at, above or below the NAV per Share and any discount or premium in the trading price relative to the NAV per Share may widen as a result of non-concurrent trading hours between the NYSE Arca and London, Zurich and COMEX.

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major platinum markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the market for platinum is reduced after the close of the major world platinum markets, including London, Zurich and the COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on the Shares, may widen.

A possible “short squeeze” due to a sudden increase in demand of Shares that largely exceeds supply may lead to price volatility in the Shares.

Investors may purchase Shares to hedge existing platinum exposure or to speculate on the price of platinum. Speculation on the price of platinum may involve long and short exposures. To the extent aggregate short exposure exceeds the number of Shares available for purchase (for example, in the event that large redemption requests by Authorized Participants dramatically affect Share liquidity), investors with short exposure may have to pay a premium to repurchase Shares for delivery to Share lenders. Those repurchases may in turn, dramatically increase the price of the Shares until additional Shares are created through the creation process. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in Shares that are not directly correlated to the price of platinum.

Purchasing activity in the platinum market associated with Basket creations or selling activity following Basket redemptions may affect the price of platinum and Share trading prices. These price changes may adversely affect an investment in the Shares.

Purchasing activity associated with acquiring the platinum required for deposit into the Trust in connection with the creation of Baskets may increase the market price of platinum, which will result in higher prices for the Shares. Increases in the market price of platinum may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of platinum that may result from increased purchasing activity of platinum connected with the issuance of Baskets. Consequently, the market price of platinum may decline immediately after Baskets are created. If the price of platinum declines, the trading price of the Shares will also decline.

Selling activity associated with sales of platinum withdrawn from the Trust in connection with the redemption of Baskets may decrease the market price of platinum, which will result in lower prices for the Shares. Decreases in the market price of platinum may also occur as a result of the selling activity of other market participants. If the price of platinum declines, the trading price of the Shares will also decline.

From the effectiveness of the Trust’s initial public offering of its Shares on January 8, 2010 through March 8, 2011, the Trust engaged in Basket creations totaling approximately $995 million. Of this amount, approximately $328 million in Basket creations occurred over the nine trading days of the period from January 8, 2010 (the date the Shares began trading on the Exchange) to January 21, 2010. London PM Fix platinum per ounce prices were $1,556 on January 6, 2010 and $1,808 on March 8, 2011 and, during this period, reached a high of $1,858 on February 9, 2011 and a low of $1,475 on February 5, 2010. The Sponsor is unable to ascertain whether the platinum price movements during this period were attributable to the Trust’s Basket creation and redemption process or independent metal market forces or both. Nevertheless, the Trust and the Sponsor cannot assure you that future Basket creations or redemptions will have no effect on the platinum metal prices and, consequently, Share trading prices.

Since there is no limit on the amount of platinum that the Trust may acquire, the Trust, as it grows, may have an impact on the supply and demand of platinum that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global market for platinum.

The Trust Agreement places no limit on the amount of platinum the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum. The global market for platinum is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 1999 to 2009/10, world platinum supply averaged 6.76 million ounces. In 2009/10, supply measured 7.07 million ounces. If the amount of platinum acquired by the Trust is large enough in relation to global platinum supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum unrelated to other factors affecting the global market for platinum. Such an impact could affect the price for platinum that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust.

As of March 8, 2011, the Trust held approximately 476,709 ounces of platinum that it acquired since it was formed on December 30, 2009, representing approximately 7.0% of the 1999-2009/10 average annual world platinum supply or approximately 6.7% of the 2009/10 world platinum supply. Although the March 8, 2011 London PM Fix of $1,808 represents an increase from the London PM Fix of $1,556 when the Trust’s initial Share offering became effective on January 6, 2010, the Sponsor is unable to conclude that a long-term metal market price impact is being caused by the Trust’s holdings. Nevertheless, the Trust and the Sponsor cannot provide you any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

The Shares and their value could decrease if unanticipated operational or trading problems arise.

There may be unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Trust is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of platinum may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of platinum to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying platinum may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of platinum and may fall.

The liquidity of the Shares may be affected by the withdrawal from participation of one or more Authorized Participants.

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on the Exchange withdraw from participation, the liquidity of the Shares will likely decrease which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act. (“CEA”).

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does and will not hold or trade in commodity futures contracts regulated by the CEA, as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The Trust may be required to terminate and liquidate at a time that is disadvantageous to Shareholders.

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time which is disadvantageous to Shareholders, such as when platinum prices are lower than the platinum prices at the time when Shareholders purchased their Shares. In such a case, when the Trust’s platinum is sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders will be less than if platinum prices were higher at the time of sale.

The lack of an active trading market for the Shares may result in losses on investment at the time of disposition of the Shares.

Although Shares are listed for trading on the NYSE Arca, it cannot be assumed that an active trading market for the Shares will develop or be maintained. If an investor needs to sell Shares at a time when no active market for Shares exists, such lack of an active market will most likely adversely affect the price the investor receives for the Shares (assuming the investor is able to sell them).

Shareholders do not have the rights enjoyed by investors in certain other vehicles.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of Shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and do not receive dividends).

An investment in the Shares may be adversely affected by competition from other methods of investing in platinum.

The Trust competes with other financial vehicles, including traditional debt and equity securities issued by companies in the platinum industry and other securities backed by or linked to platinum, direct investments in platinum and investment vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in platinum directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

The price of platinum may be affected by the sale of ETVs tracking platinum markets.

To the extent existing exchange traded vehicles (“ETVs”) tracking platinum markets represent a significant proportion of demand for physical platinum bullion, large redemptions of the securities of these ETVs could negatively affect physical platinum bullion prices and the price and NAV of the Shares.

Crises may motivate large-scale sales of platinum which could decrease the price of platinum and adversely affect an investment in the Shares.

The possibility of large-scale distress sales of platinum in times of crisis may have a short-term negative impact on the price of platinum and adversely affect an investment in the Shares. For example, the 2008 financial credit crisis resulted in significantly depressed prices of platinum largely due to forced sales and deleveraging from institutional investors such as hedge funds and pension funds. Crises in the future may impair platinum’s price performance which would, in turn, adversely affect an investment in the Shares.

Several factors may have the effect of causing a decline in the prices of platinum and a corresponding decline in the price of Shares. Among them:

•

A significant increase in platinum hedging activity by platinum producers. Should there be an increase in the level of hedge activity of platinum producing companies, it could cause a decline in world platinum prices, adversely affecting the price of the Shares.

•

A significant change in the attitude of speculators, investors and central banks towards platinum. Should the speculative community take a negative view towards platinum or central banking authorities determine to sell national platinum reserves, either event could cause a decline in world platinum prices, negatively impacting the price of the Shares.

•

A widening of interest rate differentials between the cost of money and the cost of platinum could negatively affect the price of platinum which, in turn, could negatively affect the price of the Shares.

•

A combination of rising money interest rates and a continuation of the current low cost of borrowing platinum could improve the economics of selling platinum forward. This could result in an increase in hedging by platinum mining companies and short selling by speculative interests, which would negatively affect the price of platinum. Under such circumstances, the price of the Shares would be similarly affected.

•

Autocatalysts, automobile components that use platinum, accounted for approximately 51% of the global demand in platinum in 2008. The global automotive industry is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales may result in a decline in autocatalyst demand. A continued decline in the global automotive industry may impact the price of platinum and affect the price of the Shares.

The Trust’s platinum may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of the Trust’s platinum could be lost, damaged or stolen. Access to the Trust’s platinum could also be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the Shares.

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian, any Zurich Sub-Custodian and any other sub-custodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s platinum for which no person is liable.

The Trust does not insure its platinum. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the platinum held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require the Zurich Sub-Custodian or any other direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the platinum held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor, under New York law, the Custodian, the Zurich Sub-Custodian and any other sub-custodian, under English law, and any sub-custodians under the law governing their custody operations is limited.

Consequently, a loss may be suffered with respect to the Trust’s platinum which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its platinum and any recovery may be limited, even in the event of fraud, to the market value of the platinum at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Account Agreement, to the market value of the platinum held in the Trust Allocated Account at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Account Agreement, to the amount of platinum credited to the Trust Unallocated Account at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian or other platinum bullion clearing bank and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian, the Zurich Sub-Custodian or any subcustodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, the Zurich Sub-Custodian and any other subcustodians are governed by English law, which may frustrate the Trust in attempting to receive legal redress against the Custodian, the Zurich Sub-Custodian or any subcustodian concerning its platinum.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian has entered into arrangements with the Zurich Sub-Custodian and may enter into arrangements with any other subcustodians for all or a significant portion of the Trust’s platinum, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LPPM rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Zurich Sub-Custodian or any other subcustodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

Although the relationship between the Custodian and the Zurich Sub-Custodian concerning the Trust’s allocated platinum is expressly governed by English law, a court hearing any legal dispute concerning that arrangement may disregard that choice of law and apply Swiss law, in which case the ability of the Trust to seek legal redress against the Zurich Sub-Custodian may be frustrated.

The obligations of the Zurich Sub-Custodian under its arrangement with the Custodian with respect to the Trust’s allocated platinum is expressly governed by English law. Nevertheless, a court in the United States, England or Switzerland may determine that English law should not apply and, instead, apply Swiss law to that arrangement. Not only might it be difficult or impossible for a United States or English court to apply Swiss law to the Zurich Sub-Custodian’s arrangement, but application of Swiss law may, among other things, alter the relative rights and obligations of the Custodian and the Zurich Sub-Custodian to an extent that a loss to the Trust’s platinum may not have adequate or any legal redress. Further, the ability of the Trust to seek legal redress against the Zurich Sub-Custodian may be frustrated by application of Swiss law.

The Trust may not have adequate sources of recovery if its platinum is lost, damaged, stolen or destroyed.

If the Trust’s platinum is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian, the Zurich Sub-Custodian or any other subcustodians or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian, the Zurich Sub-Custodian and any subcustodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trustee against the Custodian, the Zurich Sub-Custodian or any subcustodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

The Custodian is reliant on the Zurich Sub-Custodian for the safekeeping of all or a substantial portion of the Trust’s platinum. Furthermore, the Custodian has limited obligations to oversee or monitor the Zurich Sub-Custodian. As a result, failure by any Zurich Sub-Custodian to exercise due care in the safekeeping of the Trust’s platinum could result in a loss to the Trust.

Platinum generally trades on a loco London or loco Zurich basis whereby the physical platinum is held in vaults located in London or Zurich or is transferred into accounts established in London or Zurich. The Custodian does not have a vault in Zurich and is reliant on the Zurich Sub-Custodian for the safekeeping of all or a substantial portion of the Trust’s allocated platinum. Other than obligations to (1) use reasonable care in appointing the Zurich Sub-Custodian, (2) require any Zurich Sub-Custodian to segregate the platinum held by it for the Trust from any other platinum held by it for the Custodian and any other customers of the Custodian by making appropriate entries in its books and records and (3) ensure that the Zurich Sub-Custodian provide confirmation to the Trustee that it has undertaken to segregate the platinum held by it for the Trust, the Custodian is not liable for the acts or omissions of the Zurich Sub-Custodian. Other than as described above, the Custodian does not undertake to monitor the performance by the Zurich Sub-Custodian of its custody functions. The Trustee’s obligation to monitor the performance of the Custodian is limited to receiving and reviewing the reports of the Custodian. The Trustee does not monitor the performance of the Zurich Sub-Custodian or any other subcustodian. In addition, the ability of the Trustee and the Sponsor to monitor the performance of the Custodian may be limited because under the Custody Agreements, the Trustee and the Sponsor have only limited rights to visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian or Zurich Sub-Custodian.

As a result of the above, any failure by any Zurich Sub-Custodian to exercise due care in the safekeeping of the Trust’s platinum may not be detectable or controllable by the Custodian or the Trustee and could result in a loss to the Trust.

The Custodian relies on its Zurich Sub-Custodian to hold the platinum allocated to the Trust Allocated Account and used to settle redemptions. As a result, settlement of platinum in connection with redemptions loco London may require more than three days.

The Custodian is reliant on its Zurich Sub-Custodian to hold the platinum allocated to the Trust Allocated Account in order to effect redemption of Shares. As a result, in the case for redemption orders electing platinum deliveries to be received loco London, it may take longer than three business days for platinum to be credited to the Authorized Participant Unallocated Account, which may result in a delay of settlement of the redemption order that is settled loco London.

Because neither the Trustee nor the Custodian oversees or monitors the activities of subcustodians who may hold the Trust’s platinum, failure by the subcustodians to exercise due care in the safekeeping of the Trust’s platinum could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more subcustodians to hold the Trust’s platinum on a temporary basis pending delivery to the Custodian. The subcustodians which the Custodian currently uses are the Bank of England, Brink’s Global Services Inc., Via Mat International and LPPM clearing members that provide bullion vaulting and clearing services to third parties. The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated platinum for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other subcustodians, making the Custodian liable only for negligence or bad faith in the selection of such subcustodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s platinum from any subcustodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its subcustodians. These subcustodians may in turn appoint further subcustodians, but the Custodian is not responsible for the appointment of these further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any subcustodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust’s platinum or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

The obligations of any subcustodian of the Trust’s platinum are not determined by contractual arrangements but by LPPM rules and London bullion market customs and practices, which may prevent the Trust’s recovery of damages for losses on its platinum custodied with subcustodians.

Except for the Custodian’s arrangement with the Zurich Sub-Custodian, there are expected to be no written contractual arrangements between subcustodians that hold the Trust’s platinum and the Trustee or the Custodian because traditionally such arrangements are based on the LPPM’s rules and on the customs and practices of the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LPPM’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a subcustodian for losses relating to the safekeeping of platinum. If the Trust’s platinum is lost or damaged while in the custody of a subcustodian, the Trust may not be able to recover damages from the Custodian or the subcustodian. Whether a subcustodian will be liable for the failure of subcustodians appointed by it to exercise due care in the safekeeping of the Trust’s platinum will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from subcustodians whether appointed by the Custodian or by another subcustodian for any losses relating to the safekeeping of platinum by such subcustodian.

Platinum bullion allocated to the Trust in connection with the creation of a Basket may not meet the London Good Delivery Standards and, if a Basket is issued against such platinum, the Trust may suffer a loss.

Neither the Trustee nor the Custodian independently confirms the fineness of the platinum allocated to the Trust in connection with the creation of a Basket. The platinum bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LPPM’s standards for platinum plates or ingots delivered in settlement of a platinum trade (London Good Delivery Standards), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such platinum, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss.

Platinum held in the Trust’s unallocated platinum account and any Authorized Participant’s unallocated platinum account is not segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the Custodian’s insolvency, there may be a delay and costs incurred in identifying the bullion held in the Trust’s allocated platinum account.

Platinum which is part of a deposit for a purchase order or part of a redemption distribution is held for a time in the Trust Unallocated Account and, previously or subsequently in, the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, have no proprietary rights to any specific plates or ingots of platinum held by the Custodian and are each an unsecured creditor of the Custodian with respect to the amount of platinum held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s platinum in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Account Agreement, or if a subcustodian fails to so segregate platinum held by it on behalf of the Trust, unallocated platinum will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of platinum held in their respective unallocated platinum accounts.

In the case of the insolvency of the Custodian, a liquidator may seek to freeze access to the platinum held in all of the accounts held by the Custodian, including the Trust Allocated Account. Although the Trust would be able to claim ownership of properly allocated platinum, the Trust could incur expenses in connection with asserting such claims, and the assertion of such a claim by the liquidator could delay creations and redemptions of Baskets.

In issuing Baskets, the Trustee relies on certain information received from the Custodian which is subject to confirmation after the Trustee has relied on the information. If such information turns out to be incorrect, Baskets may be issued in exchange for an amount of platinum which is more or less than the amount of platinum which is required to be deposited with the Trust.

The Custodian’s definitive records are prepared after the close of its business day. However, when issuing Baskets, the Trustee relies on information reporting the amount of platinum credited to the Trust’s accounts which it receives from the Custodian during the business day and which is subject to correction during the preparation of the Custodian’s definitive records after the close of business. If the information relied upon by the Trustee is incorrect, the amount of platinum actually received by the Trust may be more or less than the amount required to be deposited for the issuance of Baskets.

The sale of the Trust’s platinum to pay expenses not assumed by the Sponsor at a time of low platinum prices could adversely affect the value of the Shares.

The Trustee sells platinum held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current platinum prices. The Trust is not actively managed and no attempt will be made to buy or sell platinum to protect against or to take advantage of fluctuations in the price of platinum. Consequently, the Trust’s platinum may be sold at a time when the platinum price is low, resulting in a negative effect on the value of the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor or the Trustee under the Trust Agreement.

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith or willful misconduct on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Note: The Trust was audited for seed purposes on December 30, 2009 and had no operations for the remainder of 2009. Therefore no full audit was required and the Trust did not submit a 10-K for the year ended December 31, 2009. In the 10-K for the year ended December 31, 2010, the Statement of Financial Condition will be presented for the period ended December 31, 2010 and the Statement of Operations will be presented for the period December 30, 2009 through December 31, 2010.

The Trust’s Shares are listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares have been reported for NYSE Arca transactions for each of the quarters during the fiscal period commencing December 30, 2009 and ending December 31, 2010 (the “Reporting Period”):

Fiscal Year Ended December 31, 2010:

Quarter Ended	High	Low

March 31, 2010 (commencing December 30, 2009)	$165.12	$147.10
June 30, 2010	$174.30	$150.16
September 30, 2010	$165.01	$149.98
December 31, 2010	$177.54	$162.92

The number of Shares of record of the Trust as of March 8, 2011 was approximately 4,800,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low

September 2010	$165.01	$152.87
October 2010	$170.86	$165.56
November 2010	$177.54	$162.92
December 2010	$176.11	$167.15
January 2011	$182.16	$171.39
February 2011	$184.76	$176.88

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the Reporting Period:

Period	Total number of Shares redeemed	Average ounces of platinum per Share

01/08/10 to 01/31/10	—	—
02/01/10 to 02/28/10	250,000	0.0999
03/01/10 to 03/31/10	—	—
04/01/10 to 04/30/10	—	—
05/01/10 to 05/31/10	400,000	0.0998
06/01/10 to 06/30/10	250,000	0.0997
07/01/10 to 07/31/10	250,000	0.0997
08/01/10 to 08/31/10	—	—
09/01/10 to 09/30/10	—	—
10/01/10 to 10/31/10	100,000	0.0995
11/01/10 to 11/30/10	—	—
12/01/10 to 12/31/10	—	—

Total	1,250,000	0.0998

Item 6. Selected Financial Data.
The following selected financial data for the Reporting Period should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

December 31, 2010*

Total assets	$718,356,579
Total loss on platinum	$(1,676,894)
Net loss from operations	$(4,658,805)
Weighted average number of Shares	3,059,589
Net loss per Share	$(1.52)
Net cash provided by operating activities	$—

* For the period from December 30, 2009 to December 31, 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction.

The ETFS Platinum Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and ETF Securities USA LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of platinum bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

The Trust is a passive investment vehicle and the objective of the Trust is merely for the value of each Share to approximately reflect, at any given time, the price of the platinum bullion owned by the Trust, less the Trust’s liabilities (anticipated to be principally for accrued operating expenses), divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of platinum.

The Trust issues and redeems Shares only in exchange for platinum, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the NYSE Arca under the symbol “PPLT.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding platinum price (per 1/10 of an oz. of platinum) since inception:

Closing Share price v. 1/10th platinum price from inception to December 31, 2010

The divergence of the price of the Shares and NAV of the Shares from the platinum price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumption that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of platinum bullion, a critical accounting policy that we believe is important to the understanding of our results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of our accounting policies.

Valuation of Platinum

Platinum is held by the Custodian on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market value. The cost of platinum is determined according to the average cost method and the market value is based on the London PM Fix used to determine the NAV of the Trust. Realized gains and losses on transfers of platinum to pay the Sponsor’s Fee, or platinum distributed for the redemption of Shares, are calculated on a trade date basis using average cost.

Once the value of the platinum has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the platinum and all other assets held by the Trust.

The table below summarizes the impact of unrealized gains on the Trust’s platinum at December 31, 2010.

December 31, 2010

Investment in platinum – average cost	$694,543,538

Unrealized gain on investment in platinum	$47,772,685

Investment in platinum – market value	$740,316,223

Liquidity

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2010, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

December 31, 2010*

Total loss on platinum	$(1,676,894)

Net loss from operations	$(4,658,805)

Net cash provided by operating activities	$—

* Period from December 30, 2009 through December 31, 2010.

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

Period ended December 31, 2010

The Trust was formed as a legal entity on December 30, 2009 with an initial deposit of platinum. The NAV at December 30, 2009 was $14,610,000.

The Trust’s Shares commenced trading on the NYSE Arca under the symbol PPLT on January 8, 2010. The Trust began accruing expenses and calculating NAV from this date. The Trust’s NAV grew from $14,610,000 at December 30, 2009 to $15,690,000 at January 8, 2010, in line with the increase in the price per ounce of platinum, which rose from $1,416 at December 30, 2009 to $1,569 at January 8, 2010.

The Trust’s NAV grew from $15,690,000 at January 8, 2010 to $765,761,606 at December 31, 2010, a 4,780.57% increase for the period. The Trust’s NAV per Share increased by 9.67% from $156.90 at January 8, 2010 to $172.08 at December 31, 2010, which directly relates to the increase in the price per ounce of platinum. The increase in the Trust’s NAV occurred primarily from an increase in the price per ounce of platinum which rose 10.33% from $1,569 on January 8, 2010 to $1,731 on December 31, 2010 and an increase in outstanding Shares, which rose from 100,000 at January 8, 2010 to 4,450,000 Shares at December 31, 2010, a consequence of 5,600,000 Shares (112 Baskets) being created and 1,250,000 Shares (25 Baskets) being redeemed during the period.

The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was $2,981,911 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $177.70 on November 9, 2010 was the highest during the period, compared with a low of $147.43 on February 5, 2010.

Net loss for the period ended December 31, 2010 was $4,658,805 resulting from a net gain of $39,699 on the transfer of platinum to pay the Sponsor’s Fee, a net loss of $1,716,593 on platinum distributed for the redemption of Baskets and the Sponsor’s Fee of $2,981,911. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended December 31, 2010.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8.	Financial Statements and Supplementary Data - (Unaudited).

					For the Period Ended December 31*

Period Ended December 31, 2010		Three months ended
	March 31*	June 30	September 30	December 31

Revenues
Value of platinum transferred to pay expenses	$290,272	$801,255	$705,621	$813,760	$2,610,908
Cost of platinum transferred to pay expenses	(297,230)	(768,049)	(724,326)	(781,604)	(2,571,209)

Gain on platinum transferred to pay expenses	(6,958)	33,206	(18,705)	32,156	39,699
Gain on platinum distributed for the redemption of Shares	(1,397,131)	1,019,178	(2,293,399)	954,759	(1,716,593)
Unrealized gain / (loss) on investment in platinum	—	(16,227,649)	16,227,649	—	—

Total gain / (loss) on transfers and distributions of platinum	$(1,404,089)	$(15,175,265)	$13,915,545	$986,915	$(1,676,894)

Expenses
Sponsor’s Fee	$530,459	$799,697	$706,062	$945,693	$2,981,911

Total expenses	$530,459	$799,697	$706,062	$945,693	$2,981,911

Net gain / (loss) from operations	$(1,934,548)	$(15,974,962)	$13,209,483	$41,222	$(4,658,805)

Net gain / (loss) per Share	$(0.85)	$(4.87)	$4.40	$0.01	$(1.52)

Weighted average number of Shares	2,284,444	3,276,923	3,004,348	3,659,783	3,059,589

*Period commenced December 30, 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Deloitte & Touche LLP was appointed independent accountants to the Trust from the Date of Inception. There have been no disagreements with accountants during the period ended December 31, 2010.

Item 9A.	Controls and Procedures.

The authorized officers of the Sponsor performing functions equivalent to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of December 31, 2010.

There have been changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting. These changes have occurred as a result of the Sponsor’s review of the control processes. The changes include strengthening the review procedures over the financial statements and the creation of an audit committee to act in respect of the Trust on behalf of the Sponsor’s audit committee.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not applicable.

Item 11. Executive Compensation.

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The Sponsor has no knowledge of any person being the beneficial owner of more than 5% of the Shares of the Trust.

Security Ownership of Management

The Trustee does not beneficially own any of the Trust Shares.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the period ended December 31, 2010 were as follows:

December 31, 2010

Audit fees	$90,000
Audit-related fees	$—

$90,000

Pre-Approved Policies and Procedures
As referenced in Item 10 above the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP to audit the Trust’s financial statements for the fiscal period ended December 31, 2010 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements
See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description

4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158381 on December 31, 2009

4.2	Form of Authorized Participant Agreement

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158381 on December 31, 2009

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158381 on December 31, 2009

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158381 on December 31, 2009

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ETFS PLATINUM TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Platinum Trust:

We have audited the accompanying statement of financial condition of ETFS Platinum Trust (the “Trust”) as of December 31, 2010, and the related statements of operations, changes in Shareholders’ deficit, and cash flows for the period December 30, 2009 to December 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Platinum Trust at December 31, 2010, and the results of its operations and its cash flows for the period December 30, 2009 to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

New York, New York
March 28, 2011

ETFS PLATINUM TRUST

Statement of Financial Condition

At December 31, 2010

December 31, 2010

ASSETS
Investment in platinum (1)	$692,543,538
Platinum receivable	25,813,041

Total assets	$718,356,579

LIABILITIES
Accounts payable to Sponsor	$367,658

Total liabilities	$367,658

Redeemable Shares:
Shares at redemption value to investors (2)	765,761,606

Shareholders’ deficit	(47,772,685)

Total liabilities, redeemable Shares & shareholders’ deficit	$718,356,579

(1)	The market value of investment in platinum at December 31, 2010 is $740,316,223.
(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2010 are 4,450,000.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statement of Operations

For the period December 30, 2009* through December 31, 2010

Period December 30, 2009* through December 31, 2010

REVENUES

Value of platinum transferred to pay expenses	$2,610,908
Cost of platinum transferred to pay expenses	(2,571,209)

Gain on platinum transferred to pay expenses	39,699

Loss on platinum distributed for the redemption of shares	(1,716,593)

Total loss on platinum	$(1,676,894)

EXPENSES

Sponsor’s Fee	2,981,911

Total expenses	2,981,911

Net loss from operations	$(4,658,805)

Net loss per Share	$(1.52)

Weighted average number of Shares	3,059,589

* Date of Inception

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statement of Cash Flows
For the period December 30, 2009* through December 31, 2010

Period December 30, 2009* through December 31, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of platinum	$—
Cash expenses paid	—

Increase in cash resulting from operations	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of platinum received for creation of Shares - net of platinum receivable	$892,214,281

Value of platinum distributed for redemption of Shares - at average cost	$197,099,534

Period December 30, 2009* through December 31, 2010

RECONCILIATION OF NET GAIN/(LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss from operations	$(4,658,805)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Increase in platinum assets	(692,543,538)
Decrease in platinum receivable	(25,813,041)
Increase in unrealized gain on platinum receivable	(208,771)
Increase in accounts payable to sponsor	367,658
Increase/(decrease) in redeemable Shares:
Creations	918,238,688
Redemptions	(195,382,191)

Net cash provided by operating activities	$—

Supplemental disclosure of non-cash item:
Value of platinum transferred to pay expenses	$2,610,908

* Date of Inception.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statement of Changes in Shareholders’ Deficit
For the period December 30, 2009* through December 31, 2010

Period December 30, 2009* through December 31, 2010

Shareholders’ deficit - opening balance	$—
Net loss for the period	(4,658,805)
Adjustment of redeemable Shares to redemption value	(42,905,109)
Adjustment of platinum receivable to market value	(208,771)

Shareholders’ deficit – closing balance	$(47,772,685)

* Date of Inception.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Notes to the Financial Statements

1.	Organization

The ETFS Platinum Trust (the “Trust”) is an investment trust formed on December 30, 2009, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds platinum bullion and issues ETFS Physical Platinum Shares (the “Shares”) (in minimum blocks of 50,000 Shares, referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company that is a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands’ based company. The Trust is governed by the Trust Agreement.

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

Platinum is held by JP Morgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at the Zurich, Switzerland vaulting premises of UBS A.G. (the “Zurich Sub-Custodian”) and is valued, for financial statement purposes, at the lower of cost or market. The cost of platinum is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (“NAV”) of the Trust. Realized gains and losses on transfers of platinum to pay the Sponsor’s Fee, or platinum distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The price for an ounce of platinum is set by five market making members of the LPPM at approximately 3:00 PM London Time.

Once the value of platinum has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the platinum and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of December 31, 2010.

December 31, 2010

Investment in platinum - average cost	$692,543,538
Unrealized gain on investment in platinum	47,772,685

Investment in platinum - market value	$740,316,223

Notes to the Financial Statements

2.	Significant Accounting Policies (continued)

2.1.	Valuation of Platinum (continued)

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

The per Share amount of platinum exchanged for a purchase or redemption is calculated daily by the Trustee, using the London PM Fix to calculate the platinum amount in respect of any liabilities for which covering platinum sales have not yet been made, and represents the per Share amount of platinum held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

2.2.	Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of the platinum is transferred within three days of trade date.

At December 31, 2010 there was $25,813,041 of platinum receivable.

2.3.	Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other platinum bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the platinum and any cash required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated platinum account, either loco London or loco Zurich, established with the Custodian or a platinum bullion clearing bank by an Authorized Participant.

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the period from December 30, 2009 (the “Date of Inception”) through December 31, 2010 are as follows:

Notes to the Financial Statements

2.	Significant Accounting Policies (continued)

2.3.	Creations and Redemptions of Shares (continued)

For the period from December 30, 2009* through December 31, 2010

Number of Redeemable Shares:
Opening balance	—
Creations	5,700,000
Redemptions	(1,250,000)

Closing balance	4,450,000

For the period from December 30, 2009* through December 31, 2010

Redeemable Shares:
Opening balance	$—
Creations	918,238,688
Redemptions	(195,382,191)
Adjustment to redemption value	42,905,109

Closing balance	$765,761,606

Redemption value per Share at period end	$172.08

* Date of Inception

ETFS PLATINUM TRUST

Notes to the Financial Statements

2.4.	Revenue Recognition Policy

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

Unless otherwise directed by the Sponsor, when selling platinum the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such platinum only if the sale transaction is made at the London PM Fix used by the Trustee to value the Trust’s platinum

A gain or loss is recognized based on the difference between the selling price and the average cost of the platinum sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

ETFS PLATINUM TRUST

Notes to the Financial Statements

2.	Significant Accounting Policies (continued)

2.5.	Income Taxes

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

The following represents the changes in ounces of platinum and the respective values for the period from the Date of Inception through December 31, 2010:

For the period from December 30, 2009* through December 31, 2010

Ounces of platinum:
Opening balance	—
Creations (excluding platinum receivable at December 31, 2010 - 14,912.2)	553,999.3
Redemptions	(124,694.1)
Transfers of platinum	(1,624.0)

Closing balance	427,681.2

Investment in platinum (lower of cost or market):
Opening balance	$—
Creations (excluding platinum receivable at December 31, 2010 - $25,813,041)	892,214,281
Redemptions	(197,099,534)
Transfers of platinum	(2,571,209)

Closing balance	$692,543,538

* Date of Inception.

2.7.	Expenses

The Trust will transfer platinum to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.60% of the adjusted daily NAV of the Trust, paid monthly in arrears.

The Sponsor has agreed to assume administrative and marketing expenses incurred by the Trust, including the Trustee’s monthly fee and out of pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses, exchange listing fees, United States Securities and Exchange Commission (the “SEC”) registration fees, printing and mailing costs, audit fees and certain legal expenses.

ETFS PLATINUM TRUST

Notes to the Financial Statements

2.	Significant Accounting Policies (continued)

2.8.	Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the issuance date. Management has determined that there are no material events that would require adjustment to or disclosure in the Trust’s financial statements through this date.

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

For the period December 30, 2009 through December 31, 2010, the Sponsor’s Fee was $2,981,911. At December 31, 2010, $367,658 was payable to the Sponsor.

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

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees, and affiliates) is indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents.

The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

ETF SECURITIES USA LLC Sponsor of the ETFS Platinum Trust (Registrant)

/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2011

/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 28, 2011

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.