Form 10-Q
period 2011-03-31
ETFS Platinum Trust
filed 2011-05-13
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____________ to ____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST
(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ETF Securities USA LLC 48 Wall Street, 11th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)

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
Yes     ☐     No     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐     No     ☒

4,350,000 Shares outstanding as of May 12, 2011

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

INDEX

ETFS PLATINUM TRUST

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010

ASSETS

Investment in platinum (1)	$727,574,627	$692,543,538
Platinum receivable	—	25,813,041

Total assets	$727,574,627	$718,356,579

LIABILITIES

Fees payable to Sponsor	$408,822	$367,658
Platinum payable	17,599,518	—

Total liabilities	$18,008,340	$367,658

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$765,579,067	$765,761,606
Shareholders’ deficit	(56,012,780)	(47,772,685)

Total liabilities, redeemable Shares & shareholders’ deficit	$727,574,627	$718,356,579

(1) The market value of investment in platinum at March 31, 2011 is $783,587,406 and at December 31, 2010 is $740,316,223.
(2) Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at March 31, 2011 were 4,350,000 and at December 31, 2010 were 4,450,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2011 and March 31, 2010

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

REVENUES

Value of platinum transferred to pay expenses	$1,148,685	$290,272
Cost of platinum transferred to pay expenses	(1,051,183)	(297,230)

Gain / (loss) on platinum transferred to pay expenses	$97,502	$(6,958)

Gain / (loss) on platinum distributed for the redemption of Shares	$6,892,828	$(1,397,131)

Total gain / (loss) on platinum	$6,990,330	$(1,404,089)

EXPENSES

Sponsor’s Fee (Note 2.7)	$1,189,849	$530,459

Total expenses	$1,189,849	$530,459

Net gain / (loss) from operations	$5,800,481	$(1,934,548)

Net gain / (loss) per Share	$1.29	$(0.85)

Weighted average number of Shares	4,502,778	2,284,444

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2011 and March 31, 2010

	3 Months Ended March 31, 2011	3 Months Ended March 31, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of platinum	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	$—	$—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of Platinum received for creation of Shares	$125,652,902	$511,185,416

Value of Platinum distributed for redemption of Shares - at average cost	$89,570,630	$39,216,565

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain / (loss) from operations	$5,800,481	$(1,934,548)
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
(Increase) in platinum assets	(35,031,089)	(471,671,621)
Decrease / (increase) in platinum receivable	25,813,041	(16,427,775)
Increase in unrealized gain on platinum receivable	208,771	229,690
Increase in platinum payable	17,599,518	—
Increase in amounts payable to Sponsor	41,164	240,303
Increase / (decrease) in redeemable Shares:
Creations	99,631,090	527,383,287
Redemptions	(114,062,976)	(37,819,336)

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of platinum transferred to pay expenses	$1,148,685	$290,272

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the three months ended March 31, 2011

3 Months Ended March 31, 2011

Shareholders’ deficit - opening balance	(47,772,685)
Net gain for the period	5,800,481
Adjustment of redeemable Shares to redemption value	(14,249,347)
Adjustment of platinum receivable to market value	208,771

Shareholders’ deficit - closing balance	$(56,012,780)

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2011 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Platinum (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of March 31, 2011 and for the period from December 30, 2009 (the “Date of Inception”) through December 31, 2010:

	March 31, 2011	December 31, 2010

Investment in platinum-average cost	$727,574,627	$692,543,538
Unrealized gain on investment in platinum	56,012,779	47,772,685

Investment in platinum-market value	$783,587,406	$740,316,223

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

2.2. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of the platinum is transferred within three days of trade date. As of March 31, 2011 there was $0 of platinum receivable and $17,599,518 of platinum payable and as of December 31, 2010 there was $25,813,041 of platinum receivable and $0 of platinum payable, respectively.

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

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares (Continued)

When platinum is exchanged in settlement of redemption, it is considered a sale of platinum for financial statement purposes.

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for March 31, 2011 and for the period from December 30, 2009 (the “Date of Inception”) through December 31, 2010 are as follows:

	Three Months Ended March 31, 2011	Period December 30, 2009* through December 31, 2010

Number of redeemable Shares
Opening balance	4,450,000	—
Creations	550,000	5,700,000
Redemptions	(650,000)	(1,250,000)

Closing balance	4,350,000	4,450,000

Redeemable Shares
Opening balance	$765,761,606	$—
Creations	99,631,090	918,238,688
Redemptions	(114,062,976)	(195,382,191)
Adjustments to redemption value	14,249,347	42,905,109

Closing balance	$765,579,067	$765,761,606

Redemption value per Share at period end	$176.00	$172.08

* Date of inception

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Trust has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.6. Investment in Platinum

The following represents the changes in ounces of platinum and the respective values for the three months ended March 31, 2011 and for the period from December 30, 2009 (the “Date of Inception”) through December 31, 2010:

	Three Months Ended March 31, 2011	Period December 30, 2009* through December 31, 2010

Ounces of Platinum
Opening balance	427,681.2	—
Creations (excluding platinum receivable at March 31, 2011- 0 and December 31, 2010 -14,912.2)	69,542.6	553,999.3
Redemptions	(54,622.4)	(124,694.1)
Transfers of platinum	(645.7)	(1,624.0)

Closing balance	441,955.7	427,681.2

Investment in Platinum (lower of cost or market)
Opening balance	$692,543,538	$—
Creations (excluding platinum receivable at March 30, 2011- $0 and December 31, 2010 -$25,813,041)	125,652,902	892,214,281
Redemptions	(89,570,630)	(197,099,534)
Transfers of platinum	(1,051,183)	(2,571,209)

Closing balance	$727,574,627	$692,543,538

* Date of inception

2.7. Expenses

The Trust will transfer platinum to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.60% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears.

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

For the three months ended March 31, 2011 and March 31, 2010 the Sponsor’s Fee was $1,189,849 and $530,459, respectively. At March 31, 2011, and at December 31, 2010, the fees payable to the Sponsor were $408,822 and $367,658 respectively.

ETFS PLATINUM TRUST

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

6. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. On April 29, 2011, the Trust submitted an S-3 filing to the SEC, as the Trust is deemed to be a well-known seasoned issuer under SEC rules.

ETFS PLATINUM TRUST

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on the Date of Inception. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “PPLT”.

Valuation of Platinum and Computation of Net Asset Value

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or as soon as practicable after 4:00 p.m. New York time on such day, (the “Evaluation Time”) the Trustee values the platinum held by the Trust and determines both the ANAV and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust’s platinum on the basis of that day’s London PM Fix, or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London platinum price (AM or PM) determined prior to the Evaluation Time is used, unless the Sponsor determines that such price is inappropriate as a basis for valuation. In the case this determination is made, the Sponsor will identify an alternative basis for such evaluation to be used by the Trustee.

Once the value of the platinum held by the Trust has been determined, the Trustee subtracts all estimated accrued but unpaid fees and other liabilities of the Trust from the total value of the platinum and all other assets of the Trust. The resulting figure is the ANAV of the Trust. The ANAV is used to compute the Sponsor’s Fee.

The Trustee then subtracts from the ANAV the amount of Sponsor’s Fees computed for such day to determine the net asset value (“NAV”) of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

ETFS PLATINUM TRUST

The Quarter Ended March 31, 2011

The NAV of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $765,761,606 at December 31, 2010 to $765,579,067 at March 31, 2011, a 0.02% decrease for the quarter.

The price per ounce of platinum rose 2.43% from $1,731.00 at December 31, 2010 to $1,773.00 at March 31, 2011.

There was a decrease in outstanding Shares from 4,450,000 Shares at December 31, 2010 to 4,350,000 Shares at March 31, 2011, a result of 550,000 Shares (11 Baskets) being created and 650,000 Shares (13 Baskets) being redeemed during the quarter.

NAV per Share increased 2.28% from $172.08 at December 31, 2010 to $176.00 at March 31, 2011. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $1,189,849 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per share of $184.58 at February 9, 2011 was the highest during the quarter, compared with a low of $168.49 at March 17, 2011.

Net realized gain from operations for the quarter ended March 31, 2011 was $5,800,481, resulting from a net gain of $97,502 on the transfer of platinum to pay expenses and a net realized gain of $6,892,828 on platinum distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,189,849. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2011 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

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

ETFS PLATINUM TRUST

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PLATINUM TRUST

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2011:

11 Baskets were created.

13 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Platinum Per Share

January 2011	3	150,000	0.0994
February 2011	—	—	—
March 2011	10	500,000	0.0993

Total	13	650,000	0.0993

Item 3. Defaults Upon Senior Securities

          None.

Item 4. (Removed and Reserved)

          None.

Item 5. Other Information

          None.

ETFS PLATINUM TRUST

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: May 13, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	/s/ Thomas Quigley

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