Form 10-Q
period 2011-06-30
ETFS Platinum Trust
filed 2011-08-10
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____________ to ____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST
(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non accelerated filer	☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of August 4, 2011, ETFS Platinum Trust has 4,550,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010

ASSETS

Investment in platinum (1)	$717,561,709	$692,543,538
Platinum receivable	—	25,813,041

Total assets	$717,561,709	$718,356,579

LIABILITIES

Fees payable to Sponsor	$370,145	$367,658
Platinum payable	17,068,206	—

Total liabilities	$17,438,351	$367,658

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$725,374,893	$765,761,606
Shareholders’ deficit	(25,251,535)	(47,772,685)

Total liabilities, redeemable Shares & shareholders’ deficit	$717,561,709	$718,356,579

(1)	The market value of investment in platinum at June 30, 2011 was $742,813,244 and at December 31, 2010 was $740,316,223.
(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at June 30, 2011 were 4,250,000 and at December 31, 2010 were 4,450,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

REVENUES

Value of platinum transferred to pay expenses	$1,220,981	$801,255	$2,369,666	$1,091,527
Cost of platinum transferred to pay expenses	(1,113,370)	(768,049)	(2,164,553)	(1,065,279)

Gain on platinum transferred to pay expenses	$107,611	$33,206	$205,113	$26,248

Gain / (loss) on platinum distributed for the redemption of Shares	6,985,324	1,019,178	13,878,152	(377,953)
Unrealized loss on platinum	—	(16,227,649)	—	(16,227,649)

Total gain / (loss) on platinum	$7,092,935	$(15,175,265)	$14,083,265	$(16,579,354)

EXPENSES

Sponsor’s Fee (Note 2.7)	1,162,433	799,697	2,352,282	1,330,156

Total expenses	1,162,433	799,697	2,352,282	1,330,156

Net gain / (loss) from operations	$5,930,502	$(15,974,962)	$11,730,983	$(17,909,510)

Net gain / (loss) per Share	$1.34	$(4.87)	$2.63	$(6.43)

Weighted average number of Shares	4,415,385	3,276,923	4,458,840	2,783,425

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of platinum	$—	$—	$—	$—
Cash expenses paid	—	—	—	—

Increase in cash resulting from operations	$—	$—	$—	$—

Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of platinum received for creation of Shares	$81,522,033	$91,155,904	$207,194,801	$602,341,607

Value of platinum distributed for redemption of Shares - at average cost	$90,425,377	$79,009,147	$180,012,077	$118,225,736

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain / (loss) from operations	$5,930,502	$(15,974,962)	$11,730,983	$(17,909,510)
Adjustments to reconcile net gain / (loss) to net cash provided by / used in operating activities:
Decrease / (increase) in platinum assets	10,012,918	4,848,674	(25,018,171)	(466,822,947)
Decrease in platinum receivable	—	16,427,775	25,813,041	—
(Decrease) / increase in platinum payable	(531,312)	22,914,167	17,068,206	22,914,167
(Decrease) / increase in amounts payable to Sponsor	(38,677)	(3,245)	2,487	237,058
Increase / (decrease) in redeemable Shares:
Creations	81,522,033	74,729,188	181,361,894	602,342,165
Redemptions	(96,895,464)	(102,941,597)	(210,958,440)	(140,760,933)

Net cash provided by operating activities	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of platinum transferred to pay expenses	$1,220,981	$801,255	$2,369,666	$1,091,527

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2011

Six Months Ended June 30, 2011

Shareholders’ deficit - opening balance	$(47,772,685)
Net gain for the period	11,730,983
Adjustment of redeemable Shares to redemption value	10,790,167

Shareholders’ deficit - closing balance	$(25,251,535)

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

1. Organization

The ETFS Platinum Trust (the “Trust”) is an investment trust formed on December 30, 2009 (the “Date of Inception”) under New York law pursuant to a depository trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds platinum bullion and issues shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

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

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Platinum (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Investment in platinum - average cost	$717,561,709	$692,543,538
Unrealized gain on investment in platinum	25,251,535	47,772,685

Investment in platinum - market value	$742,813,244	$740,316,223

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

2.2. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of the platinum is transferred within three business days of the trade date. Platinum receivable or payable at June 30, 2011 and December 31, 2010 is set out below:

	June 30, 2011	December 31, 2010

Platinum receivable	$—	$25,813,041

Platinum payable	$17,068,206	$—

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. The typical settlement period for Shares is three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When platinum is exchanged in settlement of a redemption, it is considered a sale of platinum for financial statement purposes.

The amount of bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of bullion to be delivered or distributed by the Trust. In order to ensure that the correct metal is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce.

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares (Continued)

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the six months ended June 30, 2011 and for the period from December 30, 2009 (the “Date of Inception”) through December 31, 2010 are set out below:

	Six Months Ended June 30, 2011	Period December 30, 2009* Through December 31, 2010

Number of redeemable Shares
Opening balance	4,450,000	—
Creations	1,000,000	5,700,000
Redemptions	(1,200,000)	(1,250,000)

Closing balance	4,250,000	4,450,000

Redeemable Shares
Opening balance	$765,761,606	$—
Creations	181,361,894	918,029,917
Redemptions	(210,958,440)	(195,382,191)
Adjustment to redemption value	(10,790,167)	43,113,880

Closing balance	$725,374,893	$765,761,606

Redemption value per Share at period end	$170.68	$172.08

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

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the six months ended June 30, 2011 and for the period from December 30, 2009 (the “Date of Inception”) through December 31, 2010 are set out below:

	Six Months Ended June 30, 2011	Period December 30, 2009* Ended December 31, 2010

Ounces of platinum
Opening balance	427,681.2	—
Creations	114,187.7	553,999.3
Redemptions	(109,183.7)	(124,694.1)
Transfers of platinum	(1,318.6)	(1,624.0)

Closing balance	431,366.6	427,681.2

Investment in platinum (lower of cost or market)
Opening balance	$692,543,538	$—
Creations	207,194,801	892,214,281
Redemptions	(180,012,077)	(197,099,534)
Transfers of platinum	(2,164,553)	(2,571,209)

Closing balance	$717,561,709	$692,543,538

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

For the three months ended June 30, 2011 and June 30, 2010 the Sponsor’s Fee was $1,162,433 and $799,697, respectively. For the six months ended June 30, 2011 and June 30, 2010 the Sponsor’s Fee was $2,352,282 and $1,330,156, respectively. At June 30, 2011, and at December 31, 2010, the fees payable to the Sponsor were $370,145 and $367,658, respectively.

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

6. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events were identified.

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

ETFS PLATINUM TRUST

The Quarter Ended June 30, 2011

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $765,579,067 at March 31, 2011 to $725,374,893 at June 30, 2011, a 5.25% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 2.88% from $1,773.00 at March 31, 2011 to $1,722.00 at June 30, 2011 and a decrease in outstanding Shares, which fell from 4,350,000 Shares at March 31, 2011 to 4,250,000 Shares at June 30, 2011, a result of 450,000 Shares (9 Baskets) being created and 550,000 Shares (11 Baskets) being redeemed during the quarter.

NAV per Share decreased 3.02% from $176.00 at March 31, 2011 to $170.68 at June 30, 2011. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $1,162,433 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $184.33 at May 3, 2011 was the highest during the quarter, compared with a low of $166.42 at June 27, 2011.

Net gain from operations for the quarter ended June 30, 2011 was $5,930,502, resulting from a net gain of $107,611 on the transfer of platinum to pay expenses and a net gain of $6,985,324 on platinum distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,162,433. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2011.

The Six Months Ended June 30, 2011
The Trust’s NAV decreased from $765,761,606 at December 31, 2010 to $725,374,893 at June 30, 2011, a 5.27% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 0.52% from $1,731.00 at December 31, 2010 to $1,722.00 at June 30, 2011 and a decrease in outstanding Shares, which fell from 4,450,000 Shares at December 31, 2010 to 4,250,000 Shares at June 30, 2011, a result of 1,000,000 Shares (20 Baskets) being created and 1,200,000 Shares (24 Baskets) being redeemed during the period.

NAV per Share decreased 0.81% from $172.08 at December 31, 2010 to $170.68 at June 30, 2011.

Sponsor’s Fees were $2,352,282 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $184.58 at February 9, 2011 was the highest during the period, compared with a low of $166.42 at June 27, 2011.

Net gain from operations for the period ended June 30, 2011 was $11,730,983 resulting from a net gain of $205,113 on the transfer of platinum to pay expenses and a net gain of $13,878,152 on platinum distributed for the redemption of Shares, offset by Sponsor’s Fees of $2,352,282. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2011 the Trust did not have any cash balances.

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

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended June 30, 2011:

9 Baskets were created.

11 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Platinum Per Share

April 2011	—	—	—
May 2011	7	350,000	0.0992
June 2011	4	200,000	0.0991

Total	11	550,000	0.0992

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: August 10, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.