Form 10-Q
period 2011-09-30
ETFS Platinum Trust
filed 2011-11-09
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to __________

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

As of November 7, 2011, ETFS Platinum Trust has 4,500,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
ASSETS

Investment in platinum (1)	$665,791,268	$692,543,538
Platinum receivable	—	25,813,041

Total assets	$665,791,268	$718,356,579

LIABILITIES

Accounts payable to Sponsor	$355,497	$367,658
Platinum payable	7,476,806	—

Total liabilities	$7,832,303	$367,658

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$657,958,965	$765,761,606
Shareholders’ deficit	—	(47,772,685)

Total liabilities, redeemable Shares & shareholders’ deficit	$665,791,268	$718,356,579

(1)	The cost of investment in platinum at September 30, 2011 was $744,686,082 and at December 31, 2010, the market value of platinum was $740,316,223.

(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at September 30, 2011 were 4,400,000 and at December 31, 2010 were 4,450,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES

Value of platinum transferred to pay expenses	$1,188,376	$705,621	$3,558,042	$1,797,148
Cost of platinum transferred to pay expenses	(1,118,835)	(724,326)	(3,283,388)	(1,789,605)

Gain / (loss) on platinum transferred to pay expenses	$69,541	$(18,705)	$274,654	$7,543

Gain / (loss) on platinum distributed for the redemption of Shares	$2,158,979	(2,293,399)	$16,037,131	(2,671,352)
Unrealized (loss) / gain on platinum	(78,894,814)	16,227,649	(78,894,814)	—

Total (loss) / gain on platinum	$(76,666,294)	$13,915,545	$(62,583,029)	$(2,663,809)

EXPENSES

Sponsor’s Fee	$1,173,726	706,062	$3,526,008	$2,036,218

Total expenses	$1,173,726	$706,062	$3,526,008	$2,036,218

Net (loss) / gain from operations	$(77,840,020)	$13,209,483	$(66,109,037)	$(4,700,027)

Net (loss) / gain per Share	$(16.97)	$4.40	$(14.68)	$(1.64)
Weighted average number of Shares	4,586,413	3,004,348	4,501,832	2,857,326

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of platinum	$—	$—	$—	$—
Cash expenses paid	—	—	—	—

Increase in cash resulting from operations	$—	$—	$—	$—

Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of platinum received for creation of Shares	$153,294,200	$79,213,583	$360,489,000	$681,555,190
Value of platinum distributed for redemption of Shares - at average cost	$125,050,991	$63,060,043	$305,063,068	$181,285,775

RECONCILIATION OF NET (LOSS) / GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net (loss) / gain from operations	$(77,840,020)	$13,209,483	$(66,109,037)	$(4,700,027)
Adjustments to reconcile net (loss) / gain to net cash provided by / used in operating activities:
Decrease / (increase) in platinum assets	51,770,441	(31,656,863)	26,752,270	(498,479,810)
Decrease in platinum receivable	—	—	25,813,041	—
(Decrease) / increase in platinum payable	(9,591,400)	(22,914,167)	7,476,806	—
(Decrease) / increase in amounts payable to Sponsor	(14,648)	(293)	(12,161)	236,765
Increase / (decrease) in redeemable Shares:
Creations	153,294,200	79,214,506	334,656,094	681,556,671
Redemptions	(117,618,573)	(37,852,666)	(328,577,013)	(178,613,599)

Net cash provided by operating activities	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of Platinum transferred to pay expenses	$1,188,376	$705,621	$3,558,042	$1,797,148

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2011

Nine months Ended
September 30, 2011

Shareholders’ deficit - opening balance	$(47,772,685)
Net loss for the period	(66,109,037)
Adjustment of redeemable Shares to redemption value	113,881,722

Shareholder’s deficit - closing balance	$—

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Platinum (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Investment in Platinum - average cost	$744,686,082	$692,543,538
Unrealized (loss) / gain on investment in Platinum	(78,894,814)	47,772,685

Investment in Platinum - market value	$665,791,268	$740,316,223

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

2.2. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of the platinum is transferred within three business days of the trade date. Platinum receivable or payable at September 30, 2011 and December 31, 2010 is set out below:

	September 30, 2011	December 31, 2010

Platinum receivable	$—	$25,813,041

Platinum payable	$7,476,806	$—

2.3. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the platinum required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated platinum account, either loco London or loco Zurich, established with the Custodian or a platinum clearing bank by an Authorized Participant.

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

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the nine months ended September 30, 2011 and for the period from December 30, 2009 (the “Date of Inception”) through December 31, 2010 are set out below:

	Nine months Ended September 30, 2011	Period December 30, 2009* Ended December 31, 2010

Number of redeemable Shares
Opening balance	4,450,000	—
Creations	1,850,000	5,700,000
Redemptions	(1,900,000)	(1,250,000)

Closing balance	4,400,000	4,450,000

Redeemable Shares
Opening balance	$765,761,606	$—
Creations	334,656,094	918,238,688
Redemptions	(328,577,013)	(195,382,191)
Adjustment to redemption value	(113,881,722)	42,905,109

Closing balance	$657,958,965	$765,761,606

Redemption value per Share at period end	$149.54	$172.08

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

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

2.4. Revenue Recognition Policy (Continued)

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

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the nine months ended September 30, 2011 and for the period from December 30, 2009 (the “Date of Inception”) through December 31, 2010 are set out below:

	Nine months Ended September 30, 2011	Period December 30, 2009* Ended December 31, 2010

Ounces of Platinum
Opening balance	427,681.2	—
Creations (excluding platinum receivable at September 30, 2011 - 0 and at December 31, 2010 - 14,912.2, respectively)	198,374.9	553,999.3
Redemptions (excluding platinum payable at September 30, 2011 - 4,948.3 and at December 31, 2010 - 0, respectively)	(183,439.5)	(124,694.1)
Transfers of platinum	(1,987.1)	(1,624.0)

Closing balance	440,629.5	427,681.2

Investment in platinum (lower of cost or market)
Opening balance	$692,543,538	$—
Creations (excluding platinum receivable at September 30, 2011 - $0 and at December 31, 2010 - $25,813,041, respectively)	360,489,000	892,214,281
Redemptions (excluding platinum payable at September 30, 2011 - $7,476,806 and at December 31, 2010 - $0, respectively)	(305,063,068)	(197,099,534)
Transfers of platinum	(3,283,388)	(2,571,209)
Unrealized loss on investment in platinum	(78,894,814)	—

Closing balance	$665,791,268	$692,543,538

* Date of Inception

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

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

For the three months ended September 30, 2011 and September 30, 2010 the Sponsor’s Fee was $1,173,726 and $706,062, respectively. For the nine months ended September 30, 2011 and September 30, 2010 the Sponsor’s Fee was $3,526,008 and $2,036,218, respectively. At September 30, 2011 and at December 31, 2010, the fees payable to the Sponsor were $355,497 and $367,658, respectively.

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

5. Indemnification

Under the Trust’s organizational documents, the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) are indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

ETFS PLATINUM TRUST

The Quarter Ended September 30, 2011

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned or receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $725,374,893 at June 30, 2011 to $657,958,965 at September 30, 2011, a 9.29% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 12.25% from $1,722.00 at June 30, 2011 to $1,511.00 at September 30, 2011.

There was an increase in outstanding Shares, which rose from 4,250,000 Shares at June 30, 2011 to 4,400,000 Shares at September 30, 2011, a result of 850,000 Shares (17 Baskets) being created and 700,000 Shares (14 Baskets) being redeemed during the quarter.

NAV per Share decreased 12.39% from $170.68 at June 30, 2011 to $149.54 at September 30, 2011. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $1,173,726 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $186.87 at August 22, 2011 was the highest during the quarter, compared with a low of $149.54 at September 30, 2011.

Net loss from operations for the quarter ended September 30, 2011 was $77,840,020, resulting from a net gain of $69,541 on the transfer of platinum to pay expenses and a net gain of $2,158,979 on platinum distributed for the redemption of Shares, offset by an unrealized loss of $78,894,814 and Sponsor’s Fees of $1,173,726. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2011.

The Nine Months Ended September 30, 2011

The Trust’s NAV decreased from $765,761,606 at December 31, 2010 to $657,958,965 at September 30, 2011, a 14.08% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 12.71% from $1,731.00 at December 31, 2010 $1,511.00 at September 30, 2011 and a decrease in outstanding Shares, which fell from 4,450,000 Shares at December 31, 2010 to 4,400,000 Shares at September 30, 2011, a result of 1,850,000 Shares (37 Baskets) being created and 1,900,000 Shares (38 Baskets) being redeemed during the period.

NAV per Share decreased 13.10% from $172.08 at December 31, 2010 to $149.54 at September 30, 2011. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $3,526,008 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $186.87 at August 22, 2011 was the highest during the period, compared with a low of $149.54 at September 30, 2011.

Net loss from operations for the nine-month period ended September 30, 2011 was $66,109,037 resulting from a net gain of $274,654 on the transfer of platinum to pay expenses and a net gain of $16,037,131 on platinum distributed for the redemption of Shares, offset by an unrealized loss of $78,894,814 and Sponsor’s Fees of $3,526,008. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2011 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

ETFS PLATINUM TRUST

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

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended September 30, 2011:

17 Baskets were created.

14 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Platinum Per Share

July 2011	—	—	—
August 2011	2	100,000	0.0991
September 2011	12	600,000	0.0990

Total	14	700,000	0.0990

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: November 9, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.