Form 10-K
period 2011-12-31
ETFS Platinum Trust
filed 2012-02-29
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2011 as reported by the NYSE Arca, Inc. on that date: $727,302,500

As of February 27, 2012, ETFS Platinum Trust has 5,150,000 ETFS Physical Platinum Shares outstanding.

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

PART I

Item 1. Business

The purpose of the ETFS Platinum Trust (the “Trust”) is to own platinum transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of platinum bullion. The Trust was formed on December 30, 2009 when an initial deposit of platinum was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JP Morgan Chase Bank N.A., London branch (the “Custodian”).

The Trust’s Shares at redeemable value decreased from $765,761,606 at December 31, 2010 to $607,262,667 at December 31, 2011, the Trust’s fiscal year end. Outstanding Shares in the Trust were 4,450,000 at December 31, 2011 and 2010.

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

The Sponsor of the registrant maintains an Internet website at www.etfsecurities.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

Valuation of Platinum and Computation of Net Asset Value

On each business day as promptly as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee evaluates the platinum held by the Trust and determines the NAV of the Trust. For the puposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

At the Evaluation Time, the Trustee will value the Trust’s platinum on the basis of that day’s “London PM Fix” (the afternoon session of the twice daily fix of the price of an ounce of platinum which starts at 2:00 PM London, England time and is performed in London by the four London Platinum and Palladium Market (“LPPM”) members of the London platinum fix) or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London platinum price fix (AM or PM) determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s platinum is not an appropriate basis for evaluation of the Trust’s platinum, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s platinum or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Sponsor’s Fee for the year ended December 31, 2011 was $4,579,378 (period ended December 31, 2010: $2,981,911).

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

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at Ordnance House, 31 Pier Road, St. Helier, Jersey JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s platinum. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s custodian office is located at 125 London Wall, London, EC2Y 5AJ, United Kingdom. In addition to supervision and examination by the US federal banking authorities, JPMorgan’s London custodian operations are generally subject to supervision by the Financial Services Authority, an independent non-governmental body which exercises statutory regulatory power under the United Kingdom Financial Services and Markets Act 2000 and which regulates the major participating members of the LBMA and LPPM in the United Kingdom.

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

Custody of the Trust’s Platinum

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

When the Trust sells or transfers platinum, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the platinum that was sold or transferred, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any platinum sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the platinum held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of platinum sold, and the denominator of which is the total amount of the platinum held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the platinum remaining in the Trust will be equal to its tax basis for its share of the total amount of the platinum held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the platinum that was sold.

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as “plan assets” of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

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

From the effectiveness of the Trust’s initial public offering of its Shares on January 8, 2010 through February 14, 2012, the Trust engaged in Basket creations totaling approximately $1,390 million. Of this amount, approximately $328 million in Basket creations occurred over the nine trading days of the period from January 8, 2010 (the date the Shares began trading on the Exchange) to January 21, 2010. London PM Fix platinum per ounce prices were $1,556 on January 6, 2010 and $1,628 on February 14, 2011 and during this period, reached a high of $1,887 on August 22, 2011 and a low of $1,354 on December 29, 2011. The Sponsor is unable to ascertain whether the platinum price movements during this period were attributable to the Trust’s Basket creation and redemption process or independent metal market forces or both. Nevertheless, the Trust and the Sponsor cannot assure you that future Basket creations or redemptions will have no effect on the platinum metal prices and, consequently, Share trading prices.

Since there is no limit on the amount of platinum that the Trust may acquire, the Trust, as it grows, may have an impact on the supply and demand of platinum that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global market for platinum.

The Trust Agreement places no limit on the amount of platinum the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum. The global market for platinum is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 1999 to 2010, world platinum supply averaged 6.76 million ounces. In 2011, supply measured 6.40 million ounces. If the amount of platinum acquired by the Trust is large enough in relation to global platinum supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum unrelated to other factors affecting the global market for platinum. Such an impact could affect the price for platinum that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust.

As of February 14, 2012, the Trust held approximately 488,881 ounces of platinum that it acquired since it was formed on December 30, 2009, representing approximately 7.2% of the 1999-2010 average annual world platinum supply or approximately 7.6% of the 2011 world platinum supply. Although the February 14, 2012 London PM Fix of $1,628 represents an increase from the London PM Fix of $1,556 when the Trust’s initial Share offering became effective on January 6, 2010, the Sponsor is unable to conclude that a long-term metal market price impact is being caused by the Trust’s holdings. Nevertheless, the Trust and the Sponsor cannot provide you any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

•

Autocatalysts, automobile components that use platinum, accounted for approximately 49% of the global demand in platinum in 2011. The global automotive industry is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales may result in a decline in autocatalyst demand. A continued decline in the global automotive industry may impact the price of platinum and affect the price of the Shares.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Note: The Trust was audited for seed purposes on December 30, 2009 and had no operations for the remainder of 2009. Therefore no full audit was required and the Trust did not submit a 10-K for the year ended December 31, 2009. In the 10-K for the year ended December 31, 2010, the Statement of Financial Condition was presented for the period ended December 31, 2010 and the Statement of Operations was presented for the period December 30, 2009 through December 31, 2010.

The Trust’s Shares are listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares have been reported for NYSE Arca transactions for each of the quarters during the fiscal year ended December 31, 2011 and the fiscal period commencing December 30, 2009 and ending December 31, 2010:

Fiscal Year Ended December 31, 2011: Quarter Ended

	High	Low

March 31, 2011	$184.76	$168.16
June 30, 2011	$185.87	$166.12
September 30, 2011	$189.11	$150.32
December 31, 2011	$164.13	$135.45

Fiscal Year Ended December 31, 2010: Quarter Ended

	High	Low

March 31, 2010	$165.12	$147.10
June 30, 2010	$174.30	$150.16
September 30, 2010	$165.01	$149.98
December 31, 2010	$177.54	$162.92

The number of Shares of the Trust as of February 27, 2012 was 5,150,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low

August 2011	$189.11	$170.04
September 2011	$186.36	$150.32
October 2011	$162.84	$145.79
November 2011	$164.13	$151.21
December 2011	$154.40	$135.45
January 2012	$160.15	$138.56

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

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2011	150,000	0.0994
February 2011	—	—
March 2011	500,000	0.0993
April 2011	—	—
May 2011	350,000	0.0992
June 2011	200,000	0.0991
July 2011	—	—
August 2011	100,000	0.0991
September 2011	600,000	0.0990
October 2011	100,000	0.0990
November 2011	250,000	0.0989
December 2011	—	—

Total	2,250,000	0.0991

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2010	—	—
February 2010	250,000	0.0999
March 2010	—	—
April 2010	—	—
May 2010	400,000	0.0998
June 2010	250,000	0.0997
July 2010	250,000	0.0997
August 2010	—	—
September 2010	—	—
October 2010	100,000	0.0995
November 2010	—	—
December 2010	—	—

Total	1,250,000	0.0998

Item 6. Selected Financial Data.

The following selected financial data for the Reporting Period should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2011	December 31, 2010*

Total assets	$607,567,279	$718,356,579
Total loss on platinum	$(119,950,139)	$(1,676,894)
Net loss from operations	$(124,547,517)	$(4,658,805)
Weighted average number of Shares	4,477,260	3,059,589
Net loss per Share	$(27.82)	$(1.52)
Net cash provided by operating activities	$—	$—

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

The Trust is a passive investment vehicle and the objective of the Trust is for the value of each Share to approximately reflect, at any given time, the price of the platinum bullion owned by the Trust, less the Trust’s liabilities (anticipated to be principally for accrued operating expenses), divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of platinum.

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

NAV per Share vs. 1/10th Platinum Fix from Inception to December 31, 2011

The divergence of the NAV per Share from the platinum price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

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

	December 31, 2011	December 31, 2010

Investment in platinum - average cost	$737,292,413	$692,543,538
Realized loss on investment in platinum	$(129,725,134)	$—

Platinum at the lower of cost or market value	$607,567,279	$694,543,538
Unrealized gain on investment in platinum	$—	$47,772,685

Investment in platinum - market value	$607,567,279	$740,316,223

Inspection of Platinum

Under the Custody Agreements, the Sponsor has exercised its right to visit the Custodian, in order to examine the platinum and the records maintained by the Custodian. The inspection held as of December 31, 2011 by Inspectorate, a leading commodity inspection and testing company, confirmed that the Custodian’s records of platinum held in the vault were accurate.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2011 and 2010, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2011	December 31, 2010*

Total loss on platinum	$(119,950,139)	$(1,676,894)
Net loss from operations	$(124,547,517)	$(4,658,805)
Net cash provided by operating activities	$—	$—

* Period from December 30, 2009 through December 31, 2010.

Review of Financial Results (continued)

The year ended December 31, 2011

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $765,761,606 at December 31, 2010 to $607,262,667 at December 31, 2011, a 20.70% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which decreased 20.22% from $1,731.00 at December 31, 2010 to $1,381.00 at December 31, 2011, There was no net movement in the number of outstanding shares as 2,250,000 Shares (45 Baskets) were created and 2,250,000 Shares (45 Baskets) were redeemed during the year.

NAV per Share decreased 20.70% from $172.08 at December 31, 2010 to $136.46 at December 31, 2011. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $4,597,378 for the year, or 0.60% of the Trust’s assets on an annualized basis.

Sponsor’s Fees increased 54.18% from $2,981,911 for the year ended December 31, 2010 to $4,597,378 for the year ended December 31, 2011. This increase relates to an increase in the average NAV for the year.

The NAV per Share of $186.87 at August 22, 2011 was the highest during the year, compared with a low of $133.80 at December 29, 2011.

Net loss from operations for the year ended December 31, 2011 was $124,547,517, resulting from a net gain of $240,134 on the transfer of platinum to pay expenses, a net gain of $9,534,861 on platinum distributed for the redemption of Shares, offset by a realized loss on platinum of $129,725,134 and Sponsor’s Fees of $4,597,378. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2011.

Period ended December 31, 2010

The Trust was formed as a legal entity on December 30, 2009 with an initial deposit of platinum. The NAV at December 30, 2009 was $14,610,000.

The Trust’s Shares commenced trading on the NYSE Arca under the symbol PPLT on January 8, 2010. The Trust began accruing expenses and calculating NAV from this date. The Trust’s NAV grew from $14,610,000 at December 30, 2009 to $15,690,000 at January 8, 2010, in line with the increase in the price per ounce of platinum, which rose from $1,416.00 at December 30, 2009 to $1,569.00 at January 8, 2010.

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

NAV per Share increased 9.67% from $156.90 at January 8, 2010 to $172.08 at December 31, 2010. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was $2,981,911 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $177.70 on November 9, 2010 was the highest during the period, compared with a low of $147.43 on February 5, 2010.

Net loss for the period ended December 31, 2010 was $4,658,805, resulting from a net gain of $39,699 on the transfer of platinum to pay expenses, offset by a net loss of $1,716,593 on platinum distributed for the redemption of Shares and the Sponsor’s Fee of $2,981,911. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended December 31, 2010.

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

Item 8. Financial Statements and Supplementary Data - (Unaudited).

Quarterly Income Statements

Year ended December 31, 2011

	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
Revenues
Value of platinum transferred to pay expenses	$1,148,685	$1,220,981	$1,188,376	$1,104,659	$4,662,701
Cost of platinum transferred to pay expenses	(1,051,183)	(1,113,370)	(1,118,835)	(1,139,179)	(4,422,567)

Gain / (loss) on platinum transferred to pay expenses	97,502	107,611	69,541	(34,520)	240,134

Gain / (loss) on platinum distributed for the redemption of Shares	6,892,828	6,985,324	2,158,979	(6,502,270)	9,534,861
Unrealized (loss) / gain on platinum	—	—	(78,894,814)	78,894,814	—
Realized loss on platinum	—	—	—	(129,725,134)	(129,725,134)

Total gain / (loss) on platinum	$6,990,330	$7,092,935	$(76,666,294)	$(57,367,110)	$(119,950,139)

Expenses
Sponsor’s fee	$1,189,849	$1,162,433	$1,173,726	$1,071,370	$4,597,378

Total expenses	$1,189,849	$1,162,433	$1,173,726	$1,071,370	$4,597,378

Net gain / (loss) from operations	$5,800,481	$5,930,502	$(77,840,020)	$(58,438,480)	$(124,547,517)

Net gain / (loss) per Share	$1.29	$1.34	$(16.97)	$(13.27)	$(27.82)

Weighted average number of Shares	4,502,778	4,415,385	4,586,413	4,404,348	4,477,260

Year ended December 31, 2010
	Three months ended				Period ended
	March 31*	June 30	September 30	December 31	December 31*

Revenues
Value of platinum transferred to pay expenses	$290,272	$801,255	$705,621	$813,760	$2,610,908
Cost of platinum transferred to pay expenses	(297,230)	(768,049)	(724,326)	(781,604)	(2,571,209)

(Loss) / gain on platinum transferred to pay expenses	(6,958)	33,206	(18,705)	32,156	39,699

(Loss) / gain on platinum distributed for the redemption of Shares	(1,397,131)	1,019,178	(2,293,399)	954,759	(1,716,593)
Unrealized (loss) / gain on investment in platinum	—	(16,227,649)	16,227,649	—	—

Total (loss) / gain on platinum	$(1,404,089)	$(15,175,265)	$13,915,545	$986,915	$(1,676,894)

Expenses
Sponsor’s fee	$530,459	$799,697	$706,062	$945,693	$2,981,911

Total expenses	$530,459	$799,697	$706,062	$945,693	$2,981,911

Net (loss) / gain from operations	$(1,934,548)	$(15,974,962)	$13,209,483	$41,222	$(4,658,805)

Net (loss) / gain per Share	$(0.85)	$(4.87)	$4.40	$0.01	$(1.52)

Weighted average number of Shares	2,284,444	3,276,923	3,004,348	3,659,783	3,059,589

*Period commenced December 30, 2009.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-11 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Deloitte & Touche LLP was appointed independent accountants to the Trust from the Date of Inception. There have been no disagreements with accountants during the year December 31, 2011.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2011, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2011.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Platinum Trust

We have audited the internal control over financial reporting of ETFS Platinum Trust (the “Trust”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Trust as of and for the year ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2012

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2011, information with respect to each person known to own beneficially more than 5% of the outstanding Shares of the Trust:

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

BlackRock, Inc. 40 East 52nd Street New York, NY 10022	612,916	13.77%

Security Ownership of Management

The Trustee does not beneficially own any of the Trust Shares.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the year ended December 31, 2011 and the period ended December 31, 2010 were as follows:

	December 31, 2011	December 31, 2010

Audit fees	$52,500	$90,000
Audit related fees	13,750	—

	$66,250	$90,000

Pre-Approved Policies and Procedures

As referenced in Item 10 above the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP to audit the Trust’s financial statements for the fiscal period ended December 31, 2011 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements
See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description

4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158381 on December 31, 2009

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158381 on December 31, 2009

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158381 on December 31, 2009

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158381 on December 31, 2009

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ETFS PLATINUM TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Platinum Trust:

We have audited the accompanying statement of financial condition of ETFS Platinum Trust (the “Trust”) as of December 31, 2011 and 2010, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2011 and the period December 30, 2009 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Platinum Trust at December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and the period December 30, 2009 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2012

ETFS PLATINUM TRUST

Statements of Financial Condition
At December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS
Investment in platinum (1)	$607,567,279	$692,543,538
Platinum receivable	—	25,813,041

Total assets	$607,567,279	$718,356,579

LIABILITIES
Accounts payable to Sponsor	304,612	367,658

Total liabilities	$304,612	$367,658

REDEEMABLE SHARES
Shares at redemption value to investors (2)	607,262,667	765,761,606
Shareholders’ deficit	—	(47,772,685)

Total liabilities, redeemable Shares & shareholders’ deficit	$607,567,279	$718,356,579

(1)	The cost of investment in platinum at December 31, 2011 was $737,292,413 and at December 31, 2010 the market value of investment was $740,316,223.

(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2011 were 4,450,000 and at December 31, 2010 were 4,450,000.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statements of Operations
For the year ended December 31, 2011 and the period December 30, 2009* through December 31, 2010

	Year Ended December 31, 2011	Period December 30, 2009* through December 31, 2010
REVENUES

Value of platinum transferred to pay expenses	$4,662,701	$2,610,908
Cost of platinum transferred to pay expenses	(4,422,567)	(2,571,209)

Gain on platinum transferred to pay expenses	240,134	39,699

Gain / (loss) on platinum distributed for the redemption of Shares	9,534,861	(1,716,593)
Realized loss on investment in platinum	(129,725,134)	—

Total loss on platinum	(119,950,139)	(1,676,894)

EXPENSES

Sponsor’s Fee	4,597,378	2,981,911

Total expenses	4,597,378	2,981,911

Net loss from operations	$(124,547,517)	$(4,658,805)

Net loss per Share	$(27.82)	$(1.52)

Weighted average number of Shares	4,477,260	3,059,589

* Date of Inception.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statements of Cash Flows
For the year ended December 31, 2011 and the period December 30, 2009* through December 31, 2010

	Year Ended December 31, 2011	Period December 30, 2009* through December 31, 2010

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of platinum	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	$—	$—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of platinum received for creation of Shares - excluding platinum receivable	$420,961,560	$892,214,281

Value of platinum distributed for redemption of Shares - at average cost	$371,790,118	$197,099,534

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net loss from operations	$(124,547,517)	$(4,658,805)
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
Decrease / (increase) in platinum assets	84,976,259	(692,543,538)
Decrease / (increase) in platinum receivable	25,813,041	(25,813,041)
(Decrease) / increase in amounts payable to Sponsor	(63,046)	367,658
Increase / (decrease) in redeemable Shares:
Creations	395,128,655	918,029,917
Redemptions	(381,307,392)	(195,382,191)

Net cash provided by operating activities	—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of platinum transferred to pay expenses	$4,662,701	$2,610,908

* Date of Inception

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statements of Changes in Shareholders’ Deficit
For the year ended December 31, 2011 and the period December 30, 2009* through December 31, 2010

	December 31, 2011	December 31, 2010

Shareholders’ deficit - opening balance	$(47,772,685)	$—
Net loss for the period	(124,547,517)	(4,658,805)
Adjustment of redeemable Shares to redemption value	172,320,202	(43,113,880)

Shareholders’ deficit - closing balance	—	$(47,772,685)

* Date of Inception

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Notes to the Financial Statements

1. Organization

The ETFS Platinum Trust (the “Trust”) is an investment trust formed on December 30, 2009, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds platinum bullion and issues shares (the “Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company that is a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

2.1. Valuation of Platinum

Platinum is held by JP Morgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, and is valued, for financial statement purposes, at the lower of cost or market. The cost of platinum is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of platinum to pay the Sponsor’s Fee, or platinum distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix is the afternoon session of the twice daily fix of the price of an ounce of platinum which starts at 2:00 PM London, England time and is performed in London by the four members of the London Platinum and Palladium Market.

Once the value of platinum has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the platinum and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010

Investment in platinum-average cost	$737,292,413	$692,543,538
Realized loss on investment in platinum	(129,725,134)	—

Platinum at the lower of cost and market value	$607,567,279	$692,543,538
Unrealized gain on investment in platinum	—	47,772,685

Investment in platinum-market value	$607,567,279	$740,316,223

The Trust recognizes the diminution in value of the investment in platinum which arises from market declines on an interim basis. Increases in the value of the investment in platinum through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value. At December 31, 2011 the market value of platinum had fallen below the average cost therefore a loss of $129,725,134 was realized on the platinum.

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

2.2. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of the platinum is transferred within three days of trade date. Platinum receivable or payable at December 31, 2011 and 2010 is set out below:

	December 31, 2011	December 31, 2010

Platinum receivable	$—	$25,813,041

Platinum payable	$—	$—

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

ETFS PLATINUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.3. Creations and Redemptions of Shares (continued)

Changes in the Shares for the year ended December 31, 2011 and the period from December 30, 2009* through December 31, 2010 are set out below:

	Year Ended December 31, 2011	Period December 30, 2009* through December 31, 2010

Number of Redeemable Shares:
Opening balance	4,450,000	—
Creations	2,250,000	5,700,000
Redemptions	(2,250,000)	(1,250,000)

Closing balance	4,450,000	4,450,000

Redeemable Shares:
Opening balance	$765,761,606	$—
Creations	395,128,655	918,029,917
Redemptions	(381,307,392)	(195,382,191)
Adjustment to redemption value	(172,320,202)	43,113,880

Closing balance	$607,262,667	$765,761,606

Redemption value per Share at period end	$136.46	$172.08

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

Unless otherwise directed by the Sponsor, when selling platinum the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such platinum, only if the sale transaction is made at the next London PM Fix or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the platinum sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Sponsor has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the year ended December 31, 2011 and for the period from December 30, 2009* through December 31, 2010 are set out below:

	Year ended December 31, 2011	Period December 30, 2009* through December 31, 2010

Ounces of platinum:
Opening balance	427,681.2	—
Creations (excluding platinum receivable at December 31, 2011 - 0 and at December 31, 2010 - 14,912.2)	237,929.5	553,999.3
Redemptions	(223,001.0)	(124,694.1)
Transfers of platinum	(2,662.4)	(1,624.0)

Closing balance	439,947.3	427,681.2

Investment in platinum (lower of cost or market):
Opening balance	$692,543,538
Creations (excluding platinum receivable at December 31, 2011 - $0 and at December 31, 2010 - $25,813,041)	420,961,560	892,214,281
Redemptions	(371,790,118)	(197,099,534)
Transfers of platinum	(4,422,567)	(2,571,209)
Realized loss on investment in platinum	(129,725,134)	—

Closing balance	$607,567,279	$692,543,538

* Date of Inception

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

For the year ended December 31, 2011, the Sponsor’s Fee was $4,597,378 (Period December 30, 2009 through December 31, 2010: $2,981,911).

At December 31, 2011 $304,612 was payable to the Sponsor (2010: $367,658).

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 29, 2012

/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date:	February 29, 2012

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.