Form 10-Q
period 2012-03-31
ETFS Platinum Trust
filed 2012-05-10
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____________ to _____________

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

Large accelerated filer	☒	Accelerated filer ☐

Non accelerated filer	☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 9, 2012, ETFS Platinum Trust has 4,850,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011(3)

ASSETS

Investment in platinum (1)	$696,872,221	$607,567,279

Total assets	$696,872,221	$607,567,279

LIABILITIES

Fees payable to Sponsor	$419,300	$304,612
Platinum payable	8,090,848	—

Total liabilities	8,510,148	304,612

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT

Shares at redemption value to investors (2)	800,980,802	607,262,667
Shareholders’ deficit	(112,618,729)	—

Total liabilities, redeemable Shares & shareholders’ deficit	$696,872,221	$607,567,279

(1)	The market value of investment in platinum at March 31, 2012 was $809,490,950 and at December 31, 2011 the cost of investment in platinum was $737,292,413.

(2)	Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at March 31, 2012 were 4,950,000 and at December 31, 2011 were 4,450,000.

(3)	Derived from audited Statement of Financial Condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

REVENUES

Value of platinum transferred to pay expenses	$1,036,231	$1,148,685
Cost of platinum transferred to pay expenses	(953,300)	(1,051,183)

Gain on platinum transferred to pay expenses	82,931	97,502

Gain on platinum distributed for the redemption of Shares	4,701,096	6,892,828

Total gain on platinum	4,784,027	6,990,330

EXPENSES

Sponsor’s Fee	1,150,921	1,189,849

Total expenses	1,150,921	1,189,849

Net gain from operations	$3,633,106	$5,800,481

Net gain per Share	$0.75	$1.29

Weighted average number of Shares	4,873,077	4,502,778

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of platinum	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of platinum received for creation of Shares - net of platinum receivable	$118,126,933	$125,652,902

Value of platinum distributed for redemption of Shares - at average cost - net of platinum payable	$27,868,691	$89,570,630

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain from operations	$3,633,106	$5,800,481
Adjustments to reconcile net gain to net cash provided by operating activities:
Increase in platinum assets	(89,304,942)	(35,031,089)
Decrease in platinum receivable	—	25,813,041
Increase in platinum payable	8,090,848	17,599,518
Increase in amounts payable to Sponsor	114,688	41,164
Increase / (decrease) in redeemable Shares:
Creations	118,126,937	99,839,861
Redemptions	(40,660,637)	(114,062,976)

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of platinum transferred to pay expenses	$1,036,231	$1,148,685

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the three months ended March 31, 2012

Three Months Ended March 31, 2012

Shareholders’ deficit - opening balance	$—
Net gain for the period	3,633,106
Adjustment of redeemable Shares to redemption value	(116,251,835)

Shareholders’ deficit - closing balance	$(112,618,729)

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Notes to the Unaudited Condensed Financial Statements

1. Organization

The ETFS Platinum Trust (the “Trust”) is an investment trust formed on December 30, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds platinum bullion and issues ETFS Physical Platinum Shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Platinum (Continued)

At December 31, 2011, the market value of platinum was below cost, therefore a loss of $129,725,134 was realized, reducing the average cost per ounce of platinum to $1,381.00.

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Investment in platinum - average cost	$696,872,221	$737,292,413
Realized loss on investment in platinum	—	(129,725,134)

Platinum at the lower of cost and market value	696,872,221	607,567,279
Unrealized gain on investment in platinum	112,618,729	—

Investment in platinum - market value	$809,490,950	$607,567,279

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

2.2. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of the platinum is transferred within three business days of the trade date. Platinum receivable or payable at March 31, 2012 and December 31, 2011 is set out below:

	March 31, 2012	December 31, 2011

Platinum receivable	$—	$—

Platinum payable	$8,090,848	$—

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other platinum clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the platinum required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated platinum account, either loco London or loco Zurich, established with the Custodian or a platinum clearing bank by an Authorized Participant.

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When platinum is exchanged in settlement of a redemption, a gain or loss in the amount of the difference between the market value on trade date and the historical cost is recorded to the Condensed Statement of Operations.

Changes in the Shares for the three months ended March 31, 2012 and for the year ended December 31, 2011 are set out below:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011

Number of redeemable Shares
Opening balance	4,450,000	4,450,000
Creations	750,000	2,250,000
Redemptions	(250,000)	(2,250,000)

Closing balance	4,950,000	4,450,000

Redeemable Shares
Opening balance	$607,262,667	$765,761,606
Creations	118,126,937	395,128,655
Redemptions	(40,660,637)	(381,307,392)
Adjustments to redemption value	116,251,835	(172,320,202)

Closing balance	$800,980,802	$607,262,667

Redemption value per Share at period end	$161.81	$136.46

ETFS PLATINUM TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2012 and December 31, 2011.

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the three months ended March 31, 2012 and for the year ended December 31, 2011 are set out below:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011

Ounces of Platinum
Opening balance	439,947.3	427,681.2
Creations	74,068.1	237,929.5
Redemptions (excluding platinum payable at March 31, 2012 - 4,933.4 oz)	(19,739.3)	(223,001.0)
Transfers of platinum	(684.1)	(2,662.4)

Closing balance	493,592.0	439,947.3

Investment in Platinum (lower of cost or market)
Opening balance	$607,567,279	$692,543,538
Creations	118,126,933	420,961,560
Redemptions (excluding platinum payable at March 31, 2012 - $6,965,226*)	(27,868,691)	(371,790,118)
Transfers of platinum	(953,300)	(4,422,567)
Realized loss on investment in platinum	—	(129,725,134)

Closing balance	$696,872,221	$607,567,279

* Market value of platinum payable at March 31, 2012 - $8,090,848.

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

For the three months ended March 31, 2012 and March 31, 2011, the Sponsor’s Fee was $1,150,921 and $1,189,849, respectively. At March 31, 2012 and at December 31, 2011, the fees payable to the Sponsor were $419,300 and $304,612, respectively.

2.8. Subsequent Events

In accordance with the provisions set forth in Financial Accounting Standards Board Accounting Standards Codification 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events were identified.

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

ETFS PLATINUM TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed financial statements and notes to the unaudited condensed financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on December 30, 2009. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

ETFS PLATINUM TRUST

The Quarter Ended March 31, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $607,262,667 at December 31, 2011 to $800,980,802 at March 31, 2012, a 31.90 % increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 18.75% from $1,381.00 at December 31, 2011 to $1,640.00 at March 31, 2012 and an increase in outstanding Shares, which rose from 4,450,000 Shares at December 31, 2011 to 4,950,000 Shares at March 31, 2012, a result of 750,000 Shares (15 Baskets) being created and 250,000 Shares (5 Baskets) being redeemed during the quarter.

NAV per Share increased 18.58% from $136.46 at December 31, 2011 to $161.81 at March 31, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $1,150,921 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $170.70 at February 23, 2012 was the highest during the quarter, compared with a low of $138.62 at January 9, 2012.

Net gain from operations for the quarter ended March 31, 2012 was $3,633,106, resulting from a net gain of $82,931 on the transfer of platinum to pay expenses and a net gain of $4,701,096 on platinum distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,150,921. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2012.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2012 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

ETFS PLATINUM TRUST

Critical Accounting Policies

The unaudited condensed financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the unaudited condensed financial statements for further discussion of accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).     None.

Item 2(b).     Not applicable.

Item 2(c).     For the three months ended March 31, 2012:

15 Baskets were created.

5 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Platinum Per Share

January 2012	—	—	—
February 2012	—	—	—
March 2012	5	250,000	0.0987

Total	5	250,000	0.0987

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: May 10, 2012	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.