Form 10-Q
period 2012-06-30
ETFS Platinum Trust
filed 2012-08-09
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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
Yes ☒ No ☐

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
Yes ☐ No ☒

As of August 7, 2012, ETFS Platinum Trust has 4,900,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2012 and December 31, 2011

	June 30, 2012	Deceember 31, 2011 (3)

ASSETS

Investment in platinum (1)	$682,486,541	$607,567,279

Total assets	$682,486,541	$607,567,279

LIABILITIES

Fees payable to Sponsor	$336,318	$304,612

Total liabilities	336,318	304,612

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT

Shares at redemption value to investors (2)	689,362,276	607,262,667
Shareholders’ deficit	(7,212,053)	—

Total liabilities, redeemable Shares & shareholders’ deficit	$682,486,541	$607,567,279

(1)	The market value of investment in platinum at June 30, 2012 was $689,698,594 and at December 31, 2011 the cost of investment in platinum was $737,292,413.

(2)	Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at June 30, 2012 were 4,900,000 and at December 31, 2011 were 4,450,000.

(3)	Derived from audited Statement of Financial Condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
REVENUES

Value of platinum transferred to pay expenses	$1,159,084	$1,220,981	$2,195,315	$2,369,666
Cost of platinum transferred to pay expenses	(1,040,110)	(1,113,370)	(1,993,410)	(2,164,553)

Gain on platinum transferred to pay expenses	118,974	107,611	201,905	205,113
Gain on platinum distributed for the redemption of Shares	3,219,690	6,985,324	7,920,786	13,878,152

Total gain on platinum	3,338,664	7,092,935	8,122,691	14,083,265

EXPENSES

Sponsor’s Fee	1,076,102	1,162,433	2,227,023	2,352,282

Total expenses	1,076,102	1,162,433	2,227,023	2,352,282

Net gain from operations	$2,262,562	$5,930,502	$5,895,668	$11,730,983

Net gain per Share	$0.47	$1.34	$1.21	$2.63

Weighted average number of Shares	4,856,593	4,415,385	4,864,835	4,458,840

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
INCREASE / (DECREASE) IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of platinum	$—	$—	$—	$—
Cash expenses paid	—	—	—	—

Increase in cash resulting from operations	$—	$—	$—	$—

Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of platinum received for creation of Shares	$21,464,302	$81,522,033	$139,591,236	$207,194,801
Value of platinum distributed for redemption of Shares - at average cost	$34,809,874	$90,425,377	$62,678,564	$180,012,077

RECONCILIATION OF NET GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net gain from operations	$2,262,562	$5,930,502	$5,895,668	$11,730,983
Adjustments to reconcile net gain to net cash provided by operating activities:
Decrease / (increase) in platinum assets	14,385,680	10,012,918	(74,919,262)	(25,018,171)
Decrease in platinum receivable	—	—	—	25,813,041
(Decrease) / increase in platinum payable	(8,090,848)	(531,312)	—	17,068,206
(Decrease) / increase in amounts payable to Sponsor	(82,982)	(38,677)	31,706	2,487
Increase / (decrease) in redeemable Shares:
Creations	21,464,302	81,522,033	139,591,239	181,361,894
Redemptions	(29,938,714)	(96,895,464)	(70,599,351)	(210,958,440)

Net cash provided by operating activities	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of platinum transferred to pay expenses	$1,159,084	$1,220,981	$2,195,315	$2,369,666

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2012

Six Months Ended June 30, 2012

Shareholders’ deficit - opening balance	$—
Net gain for the period	5,895,668
Adjustment of redeemable Shares to redemption value	(13,107,721)

Shareholders’ deficit - closing balance	$(7,212,053)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Investment in platinum - average cost	$682,486,541	$737,292,413
Realized loss on investment in platinum	—	(129,725,134)

Platinum at the lower of cost and market value	682,486,541	607,567,279
Unrealized gain on investment in platinum	7,212,053	—

Investment in platinum - market value	$689,698,594	$607,567,279

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

2.2. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of the platinum is transferred within three business days of the trade date. There was no platinum receivable or payable at June 30, 2012 and December 31, 2011.

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When platinum is exchanged in settlement of a redemption, a gain or loss in the amount of the difference between the market value on trade date and the historical cost is recorded through the Condensed Statement of Operations.

Changes in the Shares for the six months ended June 30, 2012 and for the year ended December 31, 2011 are set out below:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Number of redeemable Shares
Opening balance	4,450,000	4,450,000
Creations	900,000	2,250,000
Redemptions	(450,000)	(2,250,000)

Closing balance	4,900,000	4,450,000

Redeemable Shares
Opening balance	$607,262,667	$765,761,606
Creations	139,591,239	395,128,655
Redemptions	(70,599,351)	(381,307,392)
Adjustments to redemption value	13,107,721	(172,320,202)

Closing balance	$689,362,276	$607,262,667

Redemption value per Share at period end	140.69	136.46

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2012 and December 31, 2011.

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for six months ended June 30, 2012 and for the year ended December 31, 2011 are set out below:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Ounces of Platinum
Opening balance	439,947.3	427,681.2
Creations	88,850.6	237,929.5
Redemptions	(44,395.0)	(223,001.0)
Transfers of platinum	(1,420.7)	(2,662.4)

Closing balance	482,982.2	439,947.3

Investment in Platinum (lower of cost or market)
Opening balance	$607,567,279	$692,543,538
Creations	139,591,236	420,961,560
Redemptions	(62,678,564)	(371,790,118)
Transfers of platinum	(1,993,410)	(4,422,567)
Realized loss on investment in platinum	—	(129,725,134)

Closing balance	$682,486,541	$607,567,279

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

For the three months ended June 30, 2012 and June 30, 2011, the Sponsor’s Fee was $1,076,102 and $1,162,433, respectively. For the six months ended June 30, 2012 and June 30, 2011 the Sponsor’s Fee was $2,227,023 and $2,352,282, respectively. At June 30, 2012 and at December 31, 2011, the fees payable to the Sponsor were $336,318 and $304,612, respectively.

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

The Quarter Ended June 30, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $800,980,802 at March 31, 2012 to $689,362,276 at June 30, 2012, a 13.94% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 12.93% from $1,640.00 at March 31, 2012 to $1,428.00 at June 30, 2012 and a decrease in outstanding Shares, which fell from 4,950,000 Shares at March 31, 2012 to 4,900,000 Shares at June 30, 2012, a result of 150,000 Shares (3 Baskets) being created and 200,000 Shares (4 Baskets) being redeemed during the quarter.

NAV per Share decreased 13.05% from $161.81 at March 31, 2012 to $140.69 at June 30, 2012. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $1,076,102 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $163.68 at April 3, 2012 was the highest during the quarter, compared with a low of $138.13 at June 28, 2012.

Net gain from operations for the quarter ended June 30, 2012 was $2,262,562, resulting from a net gain of $118,974 on the transfer of platinum to pay expenses and a net gain of $3,219,690 on platinum distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,076,102. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2012.

The Six Months Ended June 30, 2012

The Trust’s NAV increased from $607,262,667 at December 31, 2011 to $689,362,276 at June 30, 2012, a 13.52% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 3.40% from $1,381.00 at December 31, 2011 to $1,428.00 at June 30, 2012 and an increase in outstanding Shares, which increased from 4,450,000 Shares at December 31, 2011 to 4,900,000 Shares at June 30, 2012, a result of 900,000 Shares (18 Baskets) being created and 450,000 Shares (9 Baskets) being redeemed during the period.

NAV per increased 3.10% from $136.46 at December 31, 2011 to $140.69 at June 30, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $2,227,023 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $170.70 at February 23, 2012 was the highest during the period, compared with a low of $138.13 at June 28, 2012.

Net gain from operations for the period ended June 30, 2012 was $5,895,668, resulting from a net gain of $201,905 on the transfer of platinum to pay expenses and a net gain of $7,920,786 on platinum distributed for the redemption of Shares, offset by Sponsor’s Fees of $2,227,023. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2012.

ETFS PLATINUM TRUST

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2012 the Trust did not have any cash balances.

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

ETFS PLATINUM TRUST

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2012:

3 Baskets were created.

4 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Platinum Per Share
April 2012	2	100,000	0.099
May 2012	2	100,000	0.099
June 2012	—	—	—

Total	4	200,000	0.099

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: August 9, 2012	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.