Form 10-Q
period 2012-09-30
ETFS Platinum Trust
filed 2012-11-09
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

As of November 7, 2012, ETFS Platinum Trust had 5,000,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011 (3)

ASSETS
Investment in platinum (1)	$744,221,654	$607,567,279
Total assets	$744,221,654	$607,567,279

LIABILITIES
Fees payable to Sponsor	$437,587	$304,612
Total liabilities	437,587	304,612

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	869,637,318	607,262,667
Shareholders' deficit	(125,853,251)	-
Total liabilities, redeemable Shares & shareholders' deficit	$744,221,654	$607,567,279

(1)  The investment in platinum is valued at the lower of cost or market value. Refer to note 2.1 for a breakdown of cost and market value of the investment in platinum.

(2)  Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at September 30, 2012 were 5,300,000 and at December 31, 2011 were 4,450,000.

(3)  Derived from audited Statement of Financial Condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (Unaudited)

For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES
Value of platinum transferred to pay expenses	$1,062,490	$1,188,376	$3,257,805	$3,558,042
Cost of platinum transferred to pay expenses	(1,044,595)	(1,118,835)	(3,038,005)	(3,283,388)
Gain on platinum transferred to pay expenses	17,895	69,541	219,800	274,654

Gain on platinum distributed for the redemption of Shares	6,760,260	2,158,979	14,681,046	16,037,131
Unrealized loss on platinum	-	(78,894,814)	-	(78,894,814)
Total gain / (loss) on platinum	6,778,155	(76,666,294)	14,900,846	(62,583,029)

EXPENSES
Sponsor's Fee	1,163,758	1,173,726	3,390,781	3,526,008
Total expenses	1,163,758	1,173,726	3,390,781	3,526,008

Net gain / (loss) from operations	$5,614,397	$(77,840,020)	$11,510,065	$(66,109,037)

Net gain / (loss) per Share	$1.09	$(16.97)	$2.32	$(14.68)

Weighted average number of Shares	5,137,500	4,586,413	4,956,387	4,501,832

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Cash Flows (Unaudited)

For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of platinum	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of platinum received for creation of Shares - net of platinum receivable	$111,869,755	$153,294,200	$251,460,991	$360,489,000

Value of platinum distributed for redemption of Shares - at average cost - net of platinum payable	$49,090,047	$125,050,991	$111,768,611	$305,063,068

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain / (loss) from operations	$5,614,397	$(77,840,020)	$11,510,065	$(66,109,037)
Adjustments to reconcile net gain / (loss) to net cash provided by / used in operating activities:
(Increase) / decrease in platinum assets	(61,735,113)	51,770,441	(136,654,375)	26,752,270
Decrease in platinum receivable	-	-	-	25,813,041
(Decrease) / increase in platinum payable	-	(9,591,400)	-	7,476,806
Increase / (decrease) in fees payable to Sponsor	101,269	(14,648)	132,975	(12,161)
Increase / (decrease) in redeemable Shares:
Creations	111,869,757	153,294,200	251,460,996	334,656,094
Redemptions	(55,850,310)	(117,618,573)	(126,449,661)	(328,577,013)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of platinum transferred to pay expenses	$1,062,490	$1,188,376	$3,257,805	$3,558,042

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)

For the nine months ended September 30, 2012

Nine Months
Ended
September 30, 2012

Shareholders' deficit - opening balance	$-
Net gain for the year	11,510,065
Adjustment of redeemable Shares to redemption value	(137,363,316)
Shareholders' deficit - closing balance	$(125,853,251)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

ETFS PLATINUM TRUST

2. Significant Accounting Policies (continued)

2.1. Valuation of Platinum

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust, and is valued for financial statement purposes, at the lower of cost or market. The cost of platinum is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix is set using the afternoon session of the twice daily fix of the price of an ounce of platinum by the four members of the London Platinum and Palladium Market at approximately 2:00 PM London, on each working day.

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

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Investment in platinum - average cost	$744,221,654	$737,292,413
Realized loss on investment in platinum	-	(129,725,134)
Platinum at the lower of cost and market value	744,221,654	607,567,279
Unrealized gain on investment in platinum	125,853,251	-
Investment in platinum - market value	$870,074,905	$607,567,279

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

There was no platinum receivable or payable at September 30, 2012 and December 31, 2011.

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

Changes in the Shares for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are set out below:

	Nine Months	Year
	Ended	Ended
	September 30, 2012	December 31, 2011
Number of redeemable Shares
Opening balance	4,450,000	4,450,000
Creations	1,650,000	2,250,000
Redemptions	(800,000)	(2,250,000)
Closing balance	5,300,000	4,450,000

Redeemable Shares
Opening balance	$607,262,667	$765,761,606
Creations	251,460,996	395,128,655
Redemptions	(126,449,661)	(381,307,392)
Adjustment to redemption value	137,363,316	(172,320,202)
Closing balance	$869,637,318	$607,262,667

Redemption value per Share at period end	$164.08	$136.46

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2012 and December 31, 2011.

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are set out below:

	Nine Months	Year
	Ended	Ended
	September 30, 2012	December 31, 2011
Ounces of Platinum
Opening balance	439,947.3	427,681.2
Creations	162,672.9	237,929.5
Redemptions	(78,834.2)	(223,001.0)
Transfers of platinum	(2,158.4)	(2,662.4)
Closing balance	521,627.6	439,947.3

Investment in Platinum (lower of cost or market)
Opening balance	$607,567,279	$692,543,538
Creations	251,460,991	420,961,560
Redemptions	(111,768,611)	(371,790,118)
Transfers of platinum	(3,038,005)	(4,422,567)
Realized loss on investment in platinum	-	(129,725,134)
Closing balance	$744,221,654	$607,567,279

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

For the three months ended September 30, 2012 and 2011 the Sponsor’s Fee was $1,163,758 and $1,173,726, respectively. For the nine months ended September 30, 2012 and 2011 the Sponsor’s Fee was $3,390,781 and $3,526,008, respectively. At September 30, 2012 and at December 31, 2011, the fees payable to the Sponsor were $437,587 and $304,612, respectively.

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

The Quarter Ended September 30, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $689,362,276 at June 30, 2012 to $869,637,318 at September 30, 2012, a 26.15%  increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 16.81% from $1,428.00 at June 30, 2012 to $1,668.00 at September 30, 2012 and an increase in outstanding Shares, which rose from 4,900,000 Shares at June 30, 2012 to 5,300,000 Shares at September 30, 2012, a result of 750,000 Shares (15 Baskets) being created and 350,000 Shares (7 Baskets) being redeemed during the quarter.

NAV per Share increased 16.63% from $140.69 at June 30, 2012 to $164.08 at September 30, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $1,163,758 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $166.98 at September 14, 2012 was the highest during the quarter, compared with a low of $136.87 at August 3, 2012.

Net gain from operations for the quarter ended September 30, 2012 was $5,614,397, resulting from a net gain of $17,895 on the transfer of platinum to pay expenses and a net gain of $6,760,260 on platinum distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,163,758. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2012.

The Nine Months Ended September 30, 2012

The Trust’s NAV increased from $607,262,667 at December 31, 2011 to $869,637,318 at September 30, 2012, a 43.21%  increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 20.78% from $1,381.00 at December 31, 2011 to $1,668.00 at September 30, 2012, and an increase in outstanding Shares, which increased from 4,450,000 Shares at December 31, 2011 to 5,300,000 Shares at September 30, 2012, a result of 1,650,000 Shares (33 Baskets) being created and 800,000 Shares (16  Baskets) being redeemed during the period.

NAV per Share increased 20.24% from $136.46 at December 31, 2011 to $164.08 at September 30, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $3,390,781 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $170.70 at February 23, 2012 was the highest during the period, compared with a low of $136.87 at August 3, 2012.

Net gain from operations for the period ended September 30, 2012 was $11,510,065, resulting from a net gain of $219,800 on the transfer of platinum to pay expenses and a net gain of $14,681,046 on platinum distributed for the redemption of Shares, offset by Sponsor’s Fees of $3,390,781. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2012.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2012 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2012:

15 Baskets were created.

7 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Platinum Per Share
July 2012	-	-	-
August 2012	2	100,000	0.0984
September 2012	5	250,000	0.0984
Total	7	350,000	0.0984

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: November 9, 2012	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.