Form 10-Q
period 2013-03-31
ETFS Platinum Trust
filed 2013-05-08
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

As of May 6, 2013 ETFS Platinum Trust had 5,600,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012 (3)
(Amounts in 000's of US$, except Share data)
ASSETS
Investment in platinum (1)	$812,494	$716,880
Platinum receivable	-	7,480
Total assets	$812,494	$724,360

LIABILITIES
Fees payable to Sponsor	$437	$390
Total liabilities	437	390

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	881,040	770,400
Shareholders' deficit	(68,983)	(46,430)
Total liabilities, redeemable Shares & shareholders' deficit	$812,494	$724,360

(1)  The investment in platinum is valued at the lower of cost or market value. Refer to note 2.1 for a breakdown of cost and market value of the investment in platinum.

(2)  Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2013 were 5,700,000 and at December 31, 2012 were 5,150,000.

(3)  Derived from audited Statement of Financial Condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2013 and 2012

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of platinum transferred to pay expenses	$1,219	$1,036
Cost of platinum transferred to pay expenses	(1,089)	(953)
Gain on platinum transferred to pay expenses	130	83

Gain on platinum distributed for the redemption of Shares	956	4,701
Total gain on platinum	1,086	4,784

EXPENSES
Sponsor's Fee	1,266	1,151
Total expenses	1,266	1,151

Net (loss) / gain from operations	$(180)	$3,633

Net (loss) / gain per Share	$(0.03)	$0.75

Weighted average number of Shares	5,350,000	4,873,077

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2013 and 2012

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of platinum	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of platinum received for creation of Shares	$103,731	$118,127

Value of platinum distributed for redemption of Shares - at average cost	$7,028	$27,869

RECONCILIATION OF NET (LOSS) / GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net (loss) / gain from operations	$(180)	$3,633
Adjustments to reconcile net (loss) / gain to net cash provided by operating activities:
Increase in platinum assets	(95,614)	(89,305)
Decrease in platinum receivable	7,480	-
Increase in platinum payable	-	8,091
Increase in fees payable to Sponsor	47	115
Increase / (decrease) in redeemable Shares:
Creations	96,251	118,127
Redemptions	(7,984)	(40,661)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of platinum transferred to pay expenses	$1,219	$1,036

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the three months ended March 31, 2013

Three Months
Ended
March 31, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(46,430)
Net loss for the period	(180)
Adjustment of redeemable Shares to redemption value	(22,373)
Shareholders' deficit - closing balance	$(68,983)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in platinum - average cost	$812,494	$716,880
Unrealized gain on investment in platinum	68,983	46,430
Investment in platinum - market value	$881,477	$763,310

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

Platinum receivable or payable at March 31, 2013 and December 31, 2012 is set out below:

	March 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Platinum receivable	$-	$7,480

Platinum payable	$-	$-

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

The amount of platinum represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of platinum to be delivered or distributed by the Trust. In order to ensure that the correct amount of platinum is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce.

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

Changes in the Shares for the three months ended March 31, 2013 and for the year ended December 31, 2012 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31, 2013	December 31, 2012
Number of redeemable Shares
Opening balance	5,150,000	4,450,000
Creations	600,000	1,800,000
Redemptions	(50,000)	(1,100,000)
Closing balance	5,700,000	5,150,000

Redeemable Shares
Opening balance	$770,400	$607,263
Creations	96,251	274,782
Redemptions	(7,984)	(174,638)
Adjustment to redemption value	22,373	62,993
Closing balance	$881,040	$770,400

Redemption value per Share at period end	$154.57	$149.59

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2013 and December 31, 2012.

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the three months ended March 31, 2013 and for the year ended December 31, 2012 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2013	December 31, 2012
Ounces of Platinum
Opening balance	501,188.2	439,947.3
Creations	63,791.9	172,500.1
Redemptions	(4,910.2)	(108,337.3)
Transfers of platinum to pay expenses	(756.9)	(2,921.9)
Closing balance	559,313.0	501,188.2

Investment in Platinum (lower of cost or market)
Opening balance	$716,880	$607,567
Creations	103,731	267,303
Redemptions	(7,028)	(153,861)
Transfers of platinum to pay expenses	(1,089)	(4,129)
Closing balance	$812,494	$716,880

At December 31, 2012 4,911.429 oz of platinum relating to unsettled creations were receivable.  The cost of platinum receivable at December 31, 2012 was $7,543,955 and its market value at December 31, 2012 was $7,480,106.  These balances have been excluded from the December 31, 2012 in the table above.

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

For the three months ended March 31, 2013 and 2012, the Sponsor’s Fee was $1,266,253 and $1,150,921, respectively. At March 31, 2013 and at December 31, 2012, the fees payable to the Sponsor were $436,798 and $389,474, respectively.

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

The Quarter Ended March 31, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $770,400,241 at December 31, 2012 to $881,040,542 at March 31, 2013,  a 14.36% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 3.48% from $1,523.00 at December 31, 2012 to $1,576.00 at March 31, 2013, and an increase in outstanding Shares, which rose from 5,150,000 Shares at December 31, 2012 to 5,700,000 Shares at March 31, 2013, a result of 600,000 Shares (12 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the quarter.

NAV per Share increased 3.33% from $149.59 at December 31, 2012 to $154.57 at March 31, 2013. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $1,266,253 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $170.41 at February 7, 2013 was the highest during the quarter, compared with a low of $152.32 at January 7, 2013.

Net loss from operations for the quarter ended March 31, 2013 was $180,377, resulting from a net gain of $130,278 on the transfer of platinum to pay expenses and a net gain of $955,598 on platinum distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,266,253. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2013 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item March 31, 2013(c). For the three months ended March 31, 2013:

12 Baskets were created.

1 Basket was redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Platinum Per Share
January 2013	1	50,000	0.098
February 2013	-	-	-
March 2013	-	-	-
Total	1	50,000	0.098

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: May 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*          The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.