Form 10-Q
period 2013-06-30
ETFS Platinum Trust
filed 2013-08-08
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

As of August 5, 2013 ETFS Platinum Trust had 6,100,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012 (3)
(Amounts in 000's of US$, except Share data)
ASSETS
Investment in platinum (1)	$819,383	$716,880
Platinum receivable	-	7,480
Total assets	$819,383	$724,360

LIABILITIES
Fees payable to Sponsor	$403	$390
Platinum payable	12,898	-
Total liabilities	13,301	390

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	806,082	770,400
Shareholders' deficit	-	(46,430)
Total liabilities, redeemable Shares & shareholders' deficit	$819,383	$724,360

(1)  The investment in platinum is valued at the lower of cost or market value. Refer to note 2.1 for a breakdown of cost and market value of the investment in platinum.

(2)  Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2013 were 6,250,000 and at December 31, 2012 were 5,150,000.

(3)  Derived from audited Statement of Financial Condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of platinum transferred to pay expenses	$1,265	$1,159	$2,484	$2,195
Cost of platinum transferred to pay expenses	(1,211)	(1,040)	(2,300)	(1,993)
Gain on platinum transferred to pay expenses	54	119	184	202

(Loss) / gain on platinum distributed for the redemption of Shares	(46)	3,220	910	7,921
Unrealized loss on investment in platinum	(85,507)	-	(85,507)	-
Total (loss) / gain on platinum	(85,499)	3,339	(84,413)	8,123

EXPENSES
Sponsor's Fee	1,231	1,076	2,497	2,227
Total expenses	1,231	1,076	2,497	2,227

Net (loss) / gain from operations	$(86,730)	$2,263	$(86,910)	$5,896

Net (loss) / gain per Share	$(14.77)	$0.47	$(15.49)	$1.21

Weighted average number of Shares	5,871,978	4,856,593	5,612,431	4,864,835

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of platinum	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of platinum received for creation of Shares	$107,581	$21,464	$211,582	$139,591

Value of platinum distributed for redemption of Shares - at average cost	$14,244	$34,810	$21,272	$62,679

RECONCILIATION OF NET (LOSS) / GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net (loss) / gain from operations	$(86,730)	$2,263	$(86,910)	$5,896
Adjustments to reconcile net (loss) / gain to net cash provided by operating activities:
(Increase) / decrease in investment in platinum	(6,889)	14,386	(102,503)	(74,919)
Decrease in platinum receivable	-	-	7,480	-
Increase / (decrease) in platinum payable	12,898	(8,091)	12,898	-
(Decrease) / increase in fees payable to Sponsor	(34)	(83)	13	31
Increase / (decrease) in redeemable Shares:
Creations	107,851	21,464	204,102	139,591
Redemptions	(27,096)	(29,939)	(35,080)	(70,599)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of platinum transferred to pay expenses	$1,265	$1,159	$2,484	$2,195

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2013

Six Months
Ended
June 30, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(46,430)
Net loss for the period	(86,910)
Adjustment of redeemable Shares to redemption value	133,340
Shareholders' deficit - closing balance	$-

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in platinum - average cost	$904,890	$716,880
Unrealized (loss) / gain on investment in platinum	(85,507)	46,430
Investment in platinum - market value	$819,383	$763,310

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

Platinum receivable or payable at June 30, 2013 and December 31, 2012 is set out below:

	June 30, 2013	December 31, 2012
(Amounts in 000's of US$)
Platinum receivable	$-	$7,480

Platinum payable	$12,898	$-

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

Changes in the Shares for the six months ended June 30, 2013 and for the year ended December 31, 2012 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	June 30, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	5,150,000	4,450,000
Creations	1,350,000	1,800,000
Redemptions	(250,000)	(1,100,000)
Closing balance	6,250,000	5,150,000

Redeemable Shares
Opening balance	$770,400	$607,263
Creations	204,102	274,782
Redemptions	(35,080)	(174,638)
Adjustment to redemption value	(133,340)	62,993
Closing balance	$806,082	$770,400

Redemption value per Share at period end	$128.97	$149.59

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2013 and December 31, 2012.

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the six months ended June 30, 2013 and for the year ended December 31, 2012 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2013	December 31, 2012
Ounces of Platinum
Opening balance	501,188.2	439,947.3
Creations	137,276.3	172,500.1
Redemptions	(14,715.4)	(108,337.3)
Transfers of platinum to pay expenses	(1,590.5)	(2,921.9)
Closing balance	622,158.6	501,188.2

Investment in Platinum (lower of cost or market)
Opening balance	$716,880	$607,567
Creations	211,582	267,303
Redemptions	(21,272)	(153,861)
Transfers of platinum to pay expenses	(2,300)	(4,129)
Unrealized loss on investment in platinum	(85,507)	-
Closing balance	$819,383	$716,880

At December 31, 2012, 4,911.429 oz of platinum relating to unsettled creations were receivable.  The cost of platinum receivable at December 31, 2012 was $7,543,955 and its market value at December 31, 2012 was $7,480,106.

At June 30, 2013, 9,793.588 oz of platinum relating to unsettled redemptions were payable.  The cost of platinum payable at June 30, 2013 was $14,244,148 and its market value at June 30, 2013 was $12,898,155.

These balances have been excluded from the June 30, 2013 and December 31, 2012 balances in the table above.

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

For the three months ended June 30, 2013 and 2012 the Sponsor’s Fee was $1,230,786 and $1,076,102, respectively. For the six months ended June 30, 2013 and 2012 the Sponsor’s Fee was $2,497,039 and $2,227,023. At June 30, 2013 and at December 31, 2012, the fees payable to the Sponsor were $403,071 and $389,474, respectively.

2.8. Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, "Financial Services –Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements". ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement would have on the financial statements.

2.9. Subsequent Events

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

ETFS PLATINUM TRUST

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

The Quarter Ended June 30, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $881,040,542 at March 31, 2013 to $806,081,591 at June 30, 2013,  an 8.51% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 16.43% from $1,576.00 at March 31, 2013 to $1,317.00 at June 30, 2013 offset by an increase in outstanding Shares, which rose from 5,700,000 Shares at March 31, 2013 to 6,250,000 Shares at June 30, 2013, a result of 750,000 Shares (15 Baskets) being created and 200,000 Shares (4 Baskets) being redeemed during the quarter.

NAV per Share decreased 16.56% from $154.57 at March 31, 2013 to $128.97 at June 30, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $1,230,786 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $154.86 at April 2, 2013 was the highest during the quarter, compared with a low of $128.97 at June 28, 2013.

Net loss from operations for the quarter ended June 30, 2013 was $86,730,293, resulting from a net gain of $53,296 on the transfer of platinum to pay expenses offset by a net loss of $45,737 on platinum distributed for the redemption of Shares, an unrealized loss on platinum of $85,507,066 and Sponsor’s Fees of $1,230,786. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2013.

The Six Months Ended June 30, 2013

The Trust’s NAV increased from $770,400,241 at December 31, 2012 to $806,081,591 at June 30, 2013, a 4.63% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 5,150,000 Shares at December 31, 2012 to 6,250,000 Shares at June 30, 2013, a result of 1,350,000 Shares (27 Baskets) being created and 250,000 Shares (5 Baskets) being redeemed during the period, offset by a decrease in the price per ounce of platinum, which fell 13.53% from  $1,523.00 at December 31, 2012 to $1,317.00 at June 30, 2013.

NAV per Share decreased 13.78% from $149.59 at December 31, 2012 to $128.97 at June 30, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $2,497,039 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $170.41 at February 7, 2013 was the highest during the period, compared with a low of 128.97 at June 28, 2013.

Net loss from operations for the period ended June 30, 2013 was $86,910,670, resulting from a net gain of $183,574 on the transfer of platinum to pay expenses and a net gain of $909,861 on platinum distributed for the redemption of Shares, offset by an unrealized loss on platinum of $85,507,066 and Sponsor’s Fees of $2,497,039. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2013 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item June 30, 2013(c). For the three months ended June 30, 2013:

15 Baskets were created.

4 Baskets  were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Platinum Per Share
April 2013	2	100,000	0.098
May 2013	-	-	-
June 2013	2	100,000	0.098
Total	4	200,000	0.098

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: August 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*          The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.