Form 10-Q
period 2013-09-30
ETFS Platinum Trust
filed 2013-11-08
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2013

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

As of November 6, 2013 ETFS Platinum Trust had 5,650,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012 (3)
(Amounts in 000's of US$, except Share data)
ASSETS
Investment in platinum (1)	$779,914	$716,880
Platinum receivable	-	7,480
Total assets	$779,914	$724,360

LIABILITIES
Fees payable to Sponsor	$389	$390
Total liabilities	389	390

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	779,525	770,400
Shareholders' deficit	-	(46,430)
Total liabilities, redeemable Shares & shareholders' deficit	$779,914	$724,360

(1)The investment in platinum is valued at the lower of cost or market value. Refer to note 2.1 for a breakdown of cost and market value of the investment in platinum.

(2)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2013 were 5,650,000 and at December 31, 2012 were 5,150,000.

(3)Derived from audited Statement of Financial Condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of platinum transferred to pay expenses	$1,318	$1,062	$3,801	$3,258
Cost of platinum transferred to pay expenses	(1,331)	(1,044)	(3,631)	(3,038)
(Loss) / gain on platinum transferred to pay expenses	(13)	18	170	220

Gain on platinum distributed for the redemption of Shares	165	6,760	1,074	14,681
Unrealized gain / (loss) on investment in platinum	61,498	-	(24,008)	-
Total gain / (loss) on platinum	61,650	6,778	(22,764)	14,901

EXPENSES
Sponsor's Fee	1,303	1,164	3,800	3,391
Total expenses	1,303	1,164	3,800	3,391

Net gain / (loss) from operations	$60,347	$5,614	$(26,564)	$11,510

Net gain / (loss) per Share	$10.14	$1.09	$(4.64)	$2.32

Weighted average number of Shares	5,952,174	5,137,500	5,726,923	4,956,387

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of platinum	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of platinum received for creation of Shares	$-	$111,870	$211,582	$251,461

Value of platinum distributed for redemption of Shares - at average cost	$99,637	$49,090	$120,909	$111,769

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain / (loss) from operations	$60,347	$5,614	$(26,564)	$11,510
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
Decrease / (increase) in investment in platinum	39,469	(61,735)	(63,034)	(136,654)
Decrease in platinum receivable	-	-	7,480	-
Decrease in platinum payable	(12,898)	-	-	-
(Decrease) / increase in fees payable to Sponsor	(15)	101	(1)	133
Increase / (decrease) in redeemable Shares:
Creations	-	111,870	204,102	251,461
Redemptions	(86,903)	(55,850)	(121,983)	(126,450)
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of platinum transferred to pay expenses	$1,318	$1,062	$3,801	$3,258

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2013

Nine Months
Ended
September 30, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(46,430)
Net loss for the period	(26,564)
Adjustment of redeemable Shares to redemption value	72,994
Shareholders' deficit - closing balance	$-

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in platinum - average cost	$803,922	$716,880
Unrealized (loss) / gain on investment in platinum	(24,008)	46,430
Investment in platinum - market value	$779,914	$763,310

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

Platinum receivable or payable at September 30, 2013 and December 31, 2012 is set out below:

	September 30, 2013	December 31, 2012
(Amounts in 000's of US$)
Platinum receivable	$-	$7,480

Platinum payable	$-	$-

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

Changes in the Shares for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	September 30, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	5,150,000	4,450,000
Creations	1,350,000	1,800,000
Redemptions	(850,000)	(1,100,000)
Closing balance	5,650,000	5,150,000

Redeemable Shares
Opening balance	$770,400	$607,263
Creations	204,102	274,782
Redemptions	(121,983)	(174,638)
Adjustment to redemption value	(72,994)	62,993
Closing balance	$779,525	$770,400

Redemption value per Share at period end	$137.97	$149.59

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2013 and December 31, 2012.

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the nine months ended September 30, 2013 and for the year ended December 31, 2012 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2013	December 31, 2012
Ounces of Platinum
Opening balance	501,188.2	439,947.3
Creations	137,276.3	172,500.1
Redemptions	(83,220.8)	(108,337.3)
Transfers of platinum to pay expenses	(2,505.5)	(2,921.9)
Closing balance	552,738.2	501,188.2

Investment in Platinum (lower of cost or market)
Opening balance	$716,880	$607,567
Creations	211,582	267,303
Redemptions	(120,909)	(153,861)
Transfers of platinum to pay expenses	(3,631)	(4,129)
Unrealized loss on investment in platinum	(24,008)	-
Closing balance	$779,914	$716,880

At December 31, 2012, 4,911.429 oz of platinum relating to unsettled creations were receivable.  The cost of platinum receivable at December 31, 2012 was $7,543,955 and its market value at December 31, 2012 was $7,480,106.

These balances have been excluded from the December 31, 2012 balances in the table above.

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

For the three months ended September 30, 2013 and 2012 the Sponsor’s Fee was $1,303,343 and $1,163,758, respectively. For the nine months ended September 30, 2013 and 2012 the Sponsor’s Fee was $3,800,382 and $3,390,781. At September 30, 2013 and at December 31, 2012, the fees payable to the Sponsor were $388,749 and $389,474, respectively.

2.8. Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued ASU 2013-08, Financial Services –Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement would have on the financial statements.

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

The Quarter Ended September 30, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $806,081,591 at June 30, 2013 to $779,524,730 at September 30, 2013,  a 3.29% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 6,250,000 Shares at June 30, 2013 to 5,650,000 Shares at September 30, 2013, a result of 600,000 Shares (12 Baskets) being redeemed during the quarter, offset by an increase in the price per ounce of platinum, which rose 7.14% from $1,317.00 at June 30, 2013 to $1,411.00 at September 30, 2013.  No Shares were created during the quarter.

NAV per Share increased 6.98% from $128.97 at June 30, 2013 to $137.97 at September 30, 2013. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $1,303,343 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $151.25 at August 27, 2013 was the highest during the quarter, compared with a low of $129.94 at July 5, 2013.

Net gain from operations for the quarter ended September 30, 2013 was $60,346,297, resulting from a net gain of $164,571 on platinum distributed for the redemption of Shares and an unrealized gain on platinum of $61,498,260, offset by a net loss of $13,191 on the transfer of platinum to pay expenses and Sponsor’s Fees of $1,303,343. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2013.

The Nine Months Ended September 30, 2013

The Trust’s NAV increased from $770,400,241 at December 31, 2012 to $779,524,730 at September 30, 2013, a 1.18% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 5,150,000 Shares at December 31, 2012 to 5,650,000 Shares at September 30, 2013, a result of 1,350,000 Shares (27 Baskets) being created and 850,000 Shares (17 Baskets) being redeemed during the period, offset by a decrease in the price per ounce of platinum, which fell 7.35% from  $1,523.00 at December 31, 2012 to $1,411.00 at September 30, 2013.

NAV per Share decreased 7.77% from $149.59 at December 31, 2012 to $137.97 at September 30, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $3,800,382 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $170.41 at February 7, 2013 was the highest during the period, compared with a low of 128.97 at June 28, 2013.

Net loss from operations for the period ended September 30, 2013 was $26,564,373, resulting from a net gain of $170,383 on the transfer of platinum to pay expenses and a net gain of $1,074,432 on platinum distributed for the redemption of Shares, offset by an unrealized loss on platinum of $24,008,806 and Sponsor’s Fees of $3,800,382. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2013 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item September 30, 2013(c). For the three months ended September 30, 2013:

0 Baskets were created.

12 Baskets  were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Platinum Per Share
July 2013	1	50,000	0.098
August 2013	9	450,000	0.098
September 2013	2	100,000	0.098
Total	12	600,000	0.098

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

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: November 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.