Form 10-K
period 2013-12-31
ETFS Platinum Trust
filed 2014-02-28
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No 

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Yes ☒ No 

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2013 as reported by the NYSE Arca, Inc. on that date: $819,250,000.

As of February 26,  2014, ETFS Platinum Trust has 5,400,000 ETFS Physical Platinum Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $770,400,241 at December 31, 2012 to $715,960,714 at December 31, 2013, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 5,150,000 at December 31, 2012 to 5,400,000 at December 31, 2013.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding platinum bullion. The Shares offer an investment that:

•Is Easily Accessible: The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the platinum bullion market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 PM New York time.

•Is Relatively Cost Effective. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling platinum bullion and storing and insuring platinum bullion in a traditional allocated platinum bullion account.

•Has Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole plate or which is held temporarily to effect a creation or redemption of Shares). Physical bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the platinum temporarily being held in an unallocated platinum account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Platinum held in the Trust’s unallocated platinum account and any Authorized Participant’s unallocated platinum account is not segregated from the Custodian’s assets….” This contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. See “Risk Factors.”

Overview of the Platinum Industry

Platinum Supply and Demand

Platinum and palladium are the two best known metals of the six platinum group metals (PGMs). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.  PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and the second largest palladium producer. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 86% of total platinum supply in 2012.

The following table displays the breakdown of supply and demand for the platinum market:

Platinum Supply and Demand

'000 oz	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Supply
South Africa	4,630	5,010	5,115	5,295	5,070	4,515	4,635	4,635	4,860	4,090
Russia	1,050	845	890	920	915	805	785	825	835	800
North America	295	385	365	345	325	325	260	200	350	310
Zimbabwe	-	-	155	165	170	180	230	280	340	340
Others	225	250	115	105	120	115	115	110	100	110
Total Supply	6,200	6,490	6,640	6,830	6,600	5,940	6,025	6,050	6,485	5,650

Demand
Autocatalyst	3,270	3,490	3,795	3,905	4,145	3,655	2,185	3,075	3,185	3,190
Chemical	320	325	325	395	420	400	290	440	470	450
Electrical	260	300	360	360	255	230	190	230	230	165
Glass	210	290	360	405	470	315	10	385	515	160
Investment	15	45	15	(40)	170	555	660	655	460	455
Jewelry	2,510	2,160	2,465	2,195	2,110	2,060	2,810	2,420	2,475	2,780
Medical & Biomedical	-	-	250	250	230	245	250	230	230	235
Petroleum	120	150	170	180	205	240	210	170	210	205
Other	470	470	225	240	265	290	190	300	320	390
Total Gross Demand (LHS)	7,175	7,230	7,965	7,890	8,270	7,990	6,795	7,905	8,095	8,030
Total Supply with Recycling (LHS)	6,845	7,180	7,910	8,245	8,190	7,770	7,430	7,880	8,545	7,690
Balance (RHS)	(330)	(50)	(55)	355	(80)	(220)	635	(25)	450	(340)

Recycling
Autocatalyst	(645)	(690)	(770)	(860)	(935)	(1,130)	(830)	(1,085)	(1,240)	(1,130)
Electrical	-	-	-	-	-	(5)	(10)	(10)	(10)	(20)
Jewelry	-	-	(500)	(555)	(655)	(695)	(565)	(735)	(810)	(890)
Total Recycling	(645)	(690)	(1,270)	(1,415)	(1,590)	(1,830)	(1,405)	(1,830)	(2,060)	(2,040)
Total Net Demand	6,530	6,540	6,695	6,475	6,680	6,160	5,390	6,075	6,035	5,990
Movements in Stocks	(330)	(50)	(55)	355	(80)	(220)	635	(25)	450	(340)

Suppliers of Platinum

Platinum supply from 2003 to 2012 has averaged 6.2 million ounces. There is a 7% decrease in platinum supply when comparing the average five-year periods ended 2007 and 2012, at 6.6 million ounces and 6.0 million ounces, respectively.

The main supplier of platinum is South Africa, providing approximately 75% of total supply over the past five years. Russia is the second largest supplier of platinum; however, its share of world production has hovered at around 15% of total supply over the past ten years. Recovery of platinum from autocatalysts is the other main source of supply and provided around 18% of total supply in 2012.

Demand for Platinum

The biggest source of demand for platinum output over the period shown has come from the autocatalyst sector which has accounted for an approximate average of 43% of total gross demand. Autocatalyst demand for platinum has remained fairly stable over the past five years and accounted for 37% of total gross demand in 2012. Global vehicle sales grew by 5% in 2012, driven by a rebound in the two biggest auto markets, China and the US. While the automotive sector in China and the US is showing signs of recovery, the European market remains lackluster. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand and may in turn impact the price of platinum and affect the price of the Shares. After a continuous decline in demand from 2003 to 2007, jewelry sector demand stabilized and has since become an increasingly important component of demand, accounting for 33% of worldwide demand in 2012.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in US dollars from 2004 to January 2014.

In the second half of 2008 platinum prices fell sharply (from a high of $2,276 per ounce in March to a low of $898 per ounce at the end of December) as industrial demand collapsed on the back of the global financial crisis. Prices remained weak in the first few months of 2009 as industrial activity continued to slow. As global manufacturing lead indicators started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US and China were rebounding on a sustainable basis, platinum prices continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 in June to a low of $1,369 in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recouping from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 70% of world’s supply of platinum. Given the geographical concentration of platinum supply, issues such as government intervention, geopolitical instability, unreliable infrastructure and social tensions in South Africa have the potential to substantially disrupt production for prolonged amounts of time, in turn significantly impacting prices. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close 4 mine shafts and it is looking to sell another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. Since then platinum prices have moved lower, returning to levels seen at the end of 2011,  belying the increasingly tight underlying market

Operation of the Platinum Market

The global trade in platinum consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global platinum trading.  Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM. The four market making members of the LPPM are: Goldman Sachs International, HSBC Bank USA NA London Branch, BASF Metals Limited, and Standard Bank PLC. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place.

The main centers of the OTC market are London, New York, Hong Kong and Zurich. Mining companies, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small plates or ingots (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Precious metals dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the London Bullion Market Association and/or the LPPM. In the OTC market, the standard size of platinum trades between market makers is 1,000 ounces.

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the platinum market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the COMEX. This period lasts for approximately four hours each New York business day morning.

Although the market for physical platinum is distributed globally, most platinum is stored and most OTC market trades are cleared through Zurich. As of September 1, 2009, London also serves as a center for the clearing of OTC trades in platinum. In addition to coordinating market activities, the LPPM acts as the principal point of contact between the market and its regulators. A primary function of the LPPM is its involvement in the promotion of refining standards by maintenance of the “London/Zurich Good Delivery Lists,” which are the lists of LPPM accredited melters and assayers of platinum. The LPPM also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

The Platinum Market

Platinum is traded generally on a “loco Zurich” basis, meaning the precious metal is physically held in vaults in Zurich or is transferred into accounts established in Zurich. As of September 1, 2009, platinum began trading on a “loco London” basis as well, meaning the precious metal is physically held in vaults in London or is transferred into accounts established in London. The basis for settlement and delivery of a loco Zurich spot trade is payment (generally in US dollars) two business days after the trade date against delivery. Delivery of the platinum can either be by physical delivery or through the clearing systems to an unallocated account.

The unit of trade in London and Zurich is the troy ounce, whose gram conversion rate is: 1,000 grams equals 32.1507465 troy ounces, and one troy ounce is equivalent to 31.1034768 grams. A good delivery Platinum plate or ingot on the LPPM-approved list is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Plate or Ingot”).  A Good Delivery  Plate or Ingot must contain between 32 and 192 troy ounces of platinum with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The platinum content of a Good Delivery Plate or Ingot is calculated by multiplying the gross weight (expressed in units of 0.025 troy ounces) by the fineness of the plate or ingot. A Good Delivery Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the platinum spot price always refers to that of “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

Twice daily during London trading hours there is a fix which provides reference platinum prices for that day’s trading, often referred to as the “London Fix” for Platinum. Many long-term contracts will be priced on the basis of either the morning (AM) or afternoon (PM) London Fix, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The London Fix is the most widely used benchmark for daily platinum prices and is quoted by various financial information sources.

Formal participation in the London Fix is traditionally limited to four fixing members, each of which is a bullion dealer and a member of the LPPM. The chairmanship now rotates annually among the four member firms. The morning session of the London Fix starts at 9:45 AM London time and the afternoon session starts at 2:00 PM London time. The members of the LPPM fixing are currently: Goldman Sachs International, BASF Metals Limited, HSBC Bank USA N.A. (London branch), and Standard Bank PLC. Any other market participant wishing to participate in the trading on the fix is required to do so through one of the four platinum fixing members.

Orders are placed either with one of the four fixing members or with another precious metals dealer who will then be in contact with a fixing member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The London Fix begins with the fixing chairman suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The platinum price is adjusted up or down until all the buy and sell orders are matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media. The London Fix is widely viewed as a full and fair representation of all market interest at the time of the London Fix.

Futures Exchanges

The most significant platinum futures exchanges are the COMEX and the Tokyo Commodity Exchange (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options launched platinum futures in 1956, followed with options in 1990. The TOCOM has been trading platinum since 1984. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the platinum represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX operates through a central clearance system. On June 6, 2003, TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

Market Regulation

The global platinum markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LPPM, falls under the authority of the Financial Conduct Authority (FCA) as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

The FCA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of platinum not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

The TOCOM has authority to perform financial and operational surveillance on its members’ trading activities, scrutinize positions held by members and large-scale customers, and monitor the price movements of futures markets by comparing them with cash and other derivative markets’ prices. To act as a Futures Commission Merchant Broker on the TOCOM, a broker must obtain a license from Japan’s Ministry of Economy, Trade and Industry (METI), the regulatory authority that oversees the operations of the TOCOM.

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

Valuation of Platinum and Computation of Net Asset Value

On each business day as promptly as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee evaluates the platinum held by the Trust and determines the NAV of the Trust. For the purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

At the Evaluation Time, the Trustee will value the Trust’s platinum on the basis of that day’s “London PM Fix” (the afternoon session of the twice daily fix of the price of an ounce of platinum which starts at 2:00 PM London, England time and is performed in London by the four LPPM members of the London Fix) or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London Fix (AM or PM) determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s platinum is not an appropriate basis for evaluation of the Trust’s platinum, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s platinum or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Sponsor’s Fee for the year ended December 31, 2013 was $4,973,343 (December 31, 2012: $4,588,610; December 31, 2011: $4,597,378).

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

All platinum bullion deposited with the Custodian or for the Custodian by the Zurich Sub-Custodian must be of at least a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%) and otherwise conform to the rules, regulations practices and customs of the LPPM, including the specifications for Good Delivery Plate or Ingot.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s platinum. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, EC14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreement, are presently not a regulated activity subject to the supervision and rules of the FCA.

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

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian.  Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian, in order to examine the platinum and the records maintained by the Custodian. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company, on December 31, 2013. The Sponsor has not exercised its right to visit the premises of the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and related records.

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

The Custodian is the custodian of the physical platinum credited to Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the physical platinum credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, and requires the Zurich Sub-Custodian to also segregate the physical platinum of the Trust from the other platinum held by it for other customers of the Custodian and the Zurich Sub-Custodian’s other customers. The Custodian requires the Zurich Sub-Custodian to identify in its books and records the Trust as having the rights to the physical platinum credited to its Trust Allocated Account. Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may inspect the vaults of the Custodian and the Zurich Sub-Custodian.  See “Inspection of Platinum”.

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

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•An individual who is treated as a citizen or resident of the United States for US federal income tax purposes;

•A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

•An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or

•A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

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

In addition, recent legislation generally applicable to a high-income individuals and certain trusts and estates, imposes a new 3.8% Medicare contribution tax on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

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

The Shares are designed to mirror as closely as possible the performance of the price of platinum bullion, and the value of the Shares relates directly to the value of the platinum held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of platinum has fluctuated widely over the past several years. Several factors may affect the price of platinum, including:

•Global platinum supply, which is influenced by such factors as production and cost levels in major platinum-producing countries such as South Africa. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand;

•Currency exchange rates;

•Interest rates;

•Investment and trading activities of hedge funds and commodity funds; and

•Global or regional political, economic or financial events and situations.

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

From the effectiveness of the Trust’s initial public offering of its Shares on January 8, 2010 through February 18, 2014, the Trust engaged in Basket creations totaling approximately $1,812 million. Of this amount, approximately $328 million in Basket creations occurred over the nine trading days of the period from January 8, 2010 (the date the Shares began trading on the Exchange) to January 21, 2010. London PM Fix platinum per ounce prices were $1,556 on January 6, 2010 and $1,424 on February 18, 2014 and during this period, reached a high of $1,887 on August 22, 2011 and a low of $1,317 on June 28, 2013. The Sponsor is unable to ascertain whether the platinum price movements during this period were attributable to the Trust’s Basket creation and redemption process or independent metal market forces or both. Nevertheless, the Trust and the Sponsor cannot assure you that future Basket creations or redemptions will have no effect on the platinum metal prices and, consequently, Share trading prices.

Since there is no limit on the amount of platinum that the Trust may acquire, the Trust, as it grows, may have an impact on the supply and demand of platinum that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global market for platinum.

The Trust Agreement places no limit on the amount of platinum the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum. The global market for platinum is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2003 to 2012, world platinum supply averaged 6.2 million ounces. In 2012, supply measured 5.65 million ounces. If the amount of platinum acquired by the Trust is large enough in relation to global platinum supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum unrelated to other factors affecting the global market for platinum. Such an impact could affect the price for platinum that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust.

As of February 18, 2014, the Trust held approximately 526,946 ounces of platinum that it acquired since it was formed on December 30, 2009, representing approximately 8.4% of the 2003-2012 average annual world platinum supply or approximately 9.0% of the 2012 world platinum supply. Although the February 18, 2014 London PM Fix of $1,424 represents a decrease from the London PM Fix of $1,556 when the Trust’s initial Share offering became effective on January 6, 2010, the Sponsor is unable to conclude that a long-term metal market price impact is being caused by the Trust’s holdings. Nevertheless, the Trust and the Sponsor cannot provide you any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

The possibility of large-scale distress sales of platinum in times of crisis may have a short-term negative impact on the price of platinum and adversely affect an investment in the Shares. For example, the 2008 financial credit crisis resulted in significantly depressed prices of platinum largely due to forced sales and deleveraging from institutional investors such as hedge funds and pension funds as expectations of economic growth slumped. Crises in the future may impair platinum’s price performance which would, in turn, adversely affect an investment in the Shares.

Several factors may have the effect of causing a decline in the prices of platinum and a corresponding decline in the price of Shares. Among them:

•A significant increase in platinum hedging activity by platinum producers. Should there be an increase in the level of hedge activity of platinum producing companies, it could cause a decline in world platinum prices, adversely affecting the price of the Shares.

•A significant change in the attitude of speculators, investors and central banks towards platinum. Should the speculative community take a negative view towards platinum or central banking authorities determine to sell national platinum reserves, either event could cause a decline in world platinum prices, negatively impacting the price of the Shares.

•A widening of interest rate differentials between the cost of money and the cost of platinum could negatively affect the price of platinum which, in turn, could negatively affect the price of the Shares.

•A combination of rising money interest rates and a continuation of the current low cost of borrowing platinum could improve the economics of selling platinum forward. This could result in an increase in hedging by platinum mining companies and short selling by speculative interests, which would negatively affect the price of platinum. Under such circumstances, the price of the Shares would be similarly affected.

•Autocatalysts, automobile components that use platinum, accounted for approximately 38% of the global demand in platinum in 2012. The European automotive industry is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales may result in a decline in autocatalyst demand.

•A decline in the global automotive industry may impact the price of platinum and affect the price of the Shares.

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

The Trust’s Shares are listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares have been reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2013 and 2012:

Fiscal Year Ended December 31, 2013: Quarter Ended
	High	Low
March 31, 2013	$170.58	$152.86
June 30, 2013	$156.45	$127.54
September 30, 2013	$151.37	$130.12
December 31, 2013	$144.03	$128.81

Fiscal Year Ended December 31, 2012: Quarter Ended
	High	Low
March 31, 2012	$170.32	$138.56
June 30, 2012	$162.97	$136.79
September 30, 2012	$167.99	$136.37
December 31, 2012	$169.22	$149.53

The number of Shares of the Trust as of February 26, 2014 was 5,400,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2013	$151.37	$139.68
September 2013	$150.30	$137.32
October 2013	$144.03	$134.08
November 2013	$143.02	$132.14
December 2013	$135.87	$128.81
January 2014	$142.13	$134.27

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

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2013	50,000	0.098
February 2013	-	-
March 2013	-	-
April 2013	100,000	0.098
May 2013	-	-
June 2013	100,000	0.098
July 2013	50,000	0.098
August 2013	450,000	0.098
September 2013	100,000	0.098
October 2013	50,000	0.098
November 2013	100,000	0.098
December 2013	150,000	0.098
Total	1,150,000	0.098

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2012	-	-
February 2012	-	-
March 2012	250,000	0.099
April 2012	100,000	0.099
May 2012	100,000	0.099
June 2012	-	-
July 2012	-	-
August 2012	100,000	0.098
September 2012	250,000	0.098
October 2012	250,000	0.098
November 2012	50,000	0.098
December 2012	-	-
Total	1,100,000	0.099

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010*
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$729,594	$724,360	$607,567	$718,357
Total (loss) / gain on platinum	$(51,046)	$21,152	$(119,950)	$(1,677)
Net (loss) / gain from operations	$(56,019)	$16,563	$(124,547)	$(4,659)
Weighted average number of Shares	5,693,973	4,989,754	4,477,260	3,059,589
Net (loss) / gain per Share	$(9.84)	$3.32	$(27.82)	$(1.52)
Net cash provided by operating activities	$-	$-	$-	$-

*For the period from December 30, 2009 to December 31, 2010.

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Incorporated, Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PPLT.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the price of the Shares and NAV of the Shares against the corresponding platinum price (per 1/10 of an oz. of platinum) since inception:

NAV per Share vs. 1/10th Platinum Fix from Inception to December 31, 2013

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

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in platinum - average cost	$781,016	$716,880
Realized loss on investment in platinum	(51,422)	-
Investment in platinum - lower of cost or market value	729,594	716,880
Unrealized gain on investment in platinum	-	46,430
Investment in platinum - market value	$729,594	$763,310

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee has no right to visit the premises of any sub custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian, in order to examine the platinum and the records maintained by the Custodian. The inspection held as of December 31, 2013 by Inspectorate International Limited, a leading commodity inspection and testing company, confirmed that the Custodian’s records of platinum held in the vault were accurate. The Sponsor has not exercised its right to visit the premises of the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and related records.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2013, 2012 and 2011, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Total (loss) / gain on platinum	$(51,046)	$21,152	$(119,950)
Net (loss) / gain from operations	$(56,019)	$16,563	$(124,547)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2013

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $770,400,241 at December 31, 2012 to $715,960,714 at December 31, 2013, a 7.07% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 10.83% from $1,523.00 at December 31, 2012 to $1,358.00 at December 31, 2013 and an increase in outstanding Shares, which rose from 5,150,000 at December 31, 2012 to 5,400,000 at December 31, 2013, a result of 1,400,000 Shares (28 Baskets) being created and 1,150,000  Shares (23 Baskets) being redeemed during the year.

NAV per Share decreased 11.36% from $149.59 at December 31, 2012 to $132.59 at December 31, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which were $4,973,343 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $170.41 at February 7, 2013 was the highest during the year, compared with a low of $128.97 at June 28, 2013.

Net loss from operations for the year ended December 31, 2013 was $56,019,089, resulting from a net gain of $151,373 on the transfer of platinum to pay expenses and a net gain of $225,353 on platinum distributed for the redemption of Shares, offset by  a realized loss on platinum of $51,422,472 and Sponsor’s Fee of $4,973,343. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2013.

The year ended December 31, 2012

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

Item 8. Financial Statements and Supplementary Data - (Unaudited)

Quarterly Income Statements

Year ended December 31, 2013
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
Revenues
Value of platinum transferred to pay expenses	$1,219	$1,265	$1,318	$1,187	$4,989
Cost of platinum transferred to pay expenses	(1,089)	(1,211)	(1,331)	(1,207)	(4,838)
Gain / (loss) on platinum transferred to pay expenses	130	54	(13)	(20)	151

Gain / (loss) on platinum distributed for the redemption of Shares	956	(46)	165	(850)	225
Unrealized (loss) / gain on investment in platinum	-	(85,507)	61,498	24,009	-
Realized loss on investment in platinum	-	-	-	(51,422)	(51,422)
Total gain / (loss) on platinum	1,086	(85,499)	61,650	(28,283)	(51,046)

Expenses
Sponsor's fee	1,266	1,231	1,303	1,173	4,973
Total expenses	1,266	1,231	1,303	1,173	4,973
Net (loss) / gain from operations	$(180)	$(86,730)	$60,347	$(29,456)	$(56,019)

Net (loss) / gain per Share	$(0.03)	$(14.77)	$10.14	$(5.26)	$(9.84)

Weighted average number of Shares	5,350,000	5,871,978	5,952,174	5,596,196	5,693,973

Year ended December 31, 2012
	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
Revenues
Value of platinum transferred to pay expenses	$1,036	$1,159	$1,062	$1,247	$4,504
Cost of platinum transferred to pay expenses	(953)	(1,040)	(1,044)	(1,092)	(4,129)
Gain on platinum transferred to pay expenses	83	119	18	155	375

Gain on platinum distributed for the redemption of Shares	4,701	3,220	6,760	6,096	20,777
Total gain on platinum	4,784	3,339	6,778	6,251	21,152

Expenses
Sponsor's fee	1,151	1,076	1,164	1,198	4,589
Total expenses	1,151	1,076	1,164	1,198	4,589
Net from operations	$3,633	$2,263	$5,614	$5,053	$16,563

Net gain per Share	$0.75	$0.47	$1.09	$0.99	$3.32

Weighted average number of Shares	4,873,077	4,865,593	5,137,500	5,089,130	4,989,754

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-12 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants during the year December 31, 2013.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2013.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Platinum Trust

New York, New York

We have audited the internal control over financial reporting of ETFS Platinum Trust (the "Trust") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2013 of the Trust and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2014

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of ETFX Fund Company Public Limited Company and of its manager ETFX Management Company Limited in Ireland. Assets under management in those companies are in excess of US$18 billion. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds is the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC. He is also responsible for Financial Reporting and Compliance Officer at ETF Securities Limited, the parent company of the Sponsor. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2013, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	598,709	11.09%
Wellington Management Company LLC 280 Congress Street Boston, MA 02210	507,252	9.39%

Shares indicated as owned were reported on Schedule 13F returns filed by the Companies listed above. The Trust is unable to determine whether these Companies are the ultimate beneficial owners of such shares, and if they are not the ultimate beneficial owners, who such beneficial owners are.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012

Audit fees	$55,400	$53,000
Audit related fees	28,600	15,400
	$84,000	$68,400

Pre-Approved Policies and Procedures

As referenced in Item 10 above the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2013 and 2012 were attributable to work performed by persons other than the principal accountant’s full time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements
See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158381 on December 31, 2009

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158381 on December 31, 2009

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158381 on December 31, 2009

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158381 on December 31, 2009

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on form 10-K shall be deemed to be “furnished” and not “filed”.

ETFS PLATINUM TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Platinum Trust

New York, New York

We have audited the accompanying statements of financial condition of ETFS Platinum Trust (the "Trust") as of December 31, 2013 and 2012, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Platinum Trust as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2014

ETFS PLATINUM TRUST

Statements of Financial Condition
At  December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$, except Share data)
ASSETS
Investment in platinum (1)	$729,594	$716,880
Platinum receivable	-	7,480
Total assets	$729,594	$724,360

LIABILITIES
Fees payable to Sponsor	$375	$390
Platinum payable	13,259	-
Total liabilities	13,634	390

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	715,960	770,400
Shareholders' deficit	-	(46,430)
Total liabilities, redeemable Shares & shareholders' deficit	$729,594	$724,360

(1)The investment in platinum is valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and market value of the investment in platinum.

(2)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2013 were 5,400,000 and at December 31, 2012 were 5,150,000.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statements of Operations
For the years ended December 31, 2013, 2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of platinum transferred to pay expenses	$4,989	$4,504	$4,663
Cost of platinum transferred to pay expenses	(4,838)	(4,129)	(4,423)
Gain on platinum transferred to pay expenses	151	375	240

Gain on platinum distributed for the redemption of Shares	225	20,777	9,535
Realized loss on platinum	(51,422)	-	(129,725)
Total (loss) / gain on platinum	(51,046)	21,152	(119,950)

EXPENSES
Sponsor's Fee	4,973	4,589	4,597
Total expenses	4,973	4,589	4,597

Net (loss) / gain from operations	$(56,019)	$16,563	$(124,547)

Net (loss) / gain per Share	$(9.84)	$3.32	$(27.82)

Weighted average number of Shares	5,693,973	4,989,754	4,477,260

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of platinum	$-	$-	$-
Cash expenses paid	-	-	-
Increase in cash resulting from operations	-	-	-

Cash and cash equivalents at beginning of year	-	-	-
Cash and cash equivalents at end of year	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of platinum received for creation of Shares	$218,288	$267,303	$420,962

Value of platinum distributed for redemption of Shares - at average cost	$149,314	$153,861	$371,790

RECONCILIATION OF NET (LOSS) / GAIN TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net (loss) / gain from operations	$(56,019)	$16,563	$(124,547)
Adjustments to reconcile net (loss) / gain to net cash provided by operating activities:
(Increase) / decrease in investment in platinum	(12,714)	(109,313)	84,976
Decrease / (increase) in platinum receivable	7,480	(7,480)	25,813
Increase in platinum payable	13,259	-	-
(Decrease) / increase in fees payable to Sponsor	(15)	86	(63)
Increase / (decrease) in redeemable Shares:
Creations	210,808	274,782	395,128
Redemptions	(162,799)	(174,638)	(381,307)
Net cash provided by operating activities	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of platinum transferred to pay expenses	$4,989	$4,504	$4,663

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2013, 2012 and 2011

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(46,430)	$-	$(47,773)
Net (loss) / gain from operations	(56,019)	16,563	(124,547)
Adjustment of redeemable Shares to redemption value	102,449	(62,993)	172,320
Shareholders' deficit - closing balance	$-	$(46,430)	$-

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

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Platinum

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, and is valued, for financial statement purposes, at the lower of cost or market. The cost of platinum is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of platinum to pay the remuneration due to the Sponsor (the “Sponsor’s Fee”), or platinum distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix is the afternoon session of the twice daily fix of the price of an ounce of platinum which starts at 2:00 PM London, England time and is performed in London by the four members of the London Platinum and Palladium Market.

Once the value of platinum has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the Sponsor’s Fee, from the fair value of the platinum and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in platinum - average cost	$781,016	$716,880
Realized loss on investment in platinum	(51,422)	-
Platinum at the lower of cost and market value	729,594	716,880
Unrealized gain on investment in platinum	-	46,430
Investment in platinum - market value	$729,594	$763,310

The Trust recognizes the diminution in value of the investment in platinum which arises from market declines on an interim basis. Increases in the value of the investment in platinum through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value. At December 31, 2013 the market value of platinum had fallen below the average cost therefore a loss of $51,422,472 was realized on the platinum.

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

2.2. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of the platinum is transferred within three days of trade date. Platinum receivable or payable at December 31, 2013 and 2012 is set out below:

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Platinum receivable	$-	$7,480

Platinum payable	$13,259	$-

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

Changes in the Shares for the years ended December 31, 2013, 2012 and 2011 are set out below:

	Year	Year	Year
	Ended	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013	December 31, 2012	December 31, 2011
Number of redeemable Shares
Opening balance	5,150,000	4,450,000	4,450,000
Creations	1,400,000	1,800,000	2,250,000
Redemptions	(1,150,000)	(1,100,000)	(2,250,000)
Closing balance	5,400,000	5,150,000	4,450,000

Redeemable Shares
Opening balance	$770,400	$607,263	$765,762
Creations	210,808	274,782	395,128
Redemptions	(162,799)	(174,638)	(381,307)
Adjustment to redemption value	(102,449)	62,993	(172,320)
Closing balance	$715,960	$770,400	$607,263

Redemption value per Share at period end	$132.59	$149.59	$136.46

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

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the years ended December 31, 2013, 2012 and 2011 are set out below:

	Year	Year	Year
	Ended	Ended	Ended
(amounts in 000's of US$, except for ounces data)	December 31, 2013	December 31, 2012	December 31, 2011
Ounces of platinum
Opening balance	501,188.2	439,947.3	427,681.2
Creations**	142,164.2	172,500.1	237,929.5
Redemptions*	(102,760.5)	(108,337.3)	(223,001.0)
Transfers of platinum to pay expenses	(3,335.9)	(2,921.9)	(2,662.4)
Closing balance	537,256.0	501,188.2	439,947.3

Investment in platinum (lower of cost or market value)
Opening balance	$716,880	607,567	$692,543
Creations**	218,288	267,303	420,962
Redemptions*	(149,314)	(153,861)	(371,790)
Transfers of platinum to pay expenses	(4,838)	(4,129)	(4,423)
Realized loss on investment in platinum	(51,422)	-	(129,725)
Closing balance	$729,594	$716,880	$607,567

*At December 31, 2013, 9,763.922 oz of platinum relating to unsettled redemptions were payable.  The cost of platinum payable at December 31, 2013 was $14,193,942 and its market value at December 31, 2013 was $13,259,406.

**At December 31, 2012, 4,911.429 oz of platinum relating to unsettled creations were receivable.  The cost of platinum receivable at December 31, 2012 was $7,543,955 and its market value at December 31, 2012 was $7,480,106.

These balances have been excluded from the December 31, 2013 and December 31, 2012 balances in the table above.

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

For the year ended December 31, 2013, the Sponsor’s Fee was $4,973,343  (December 31, 2012:, $4,588,610; Period December 30, 2009 through December 31, 2011: $4,597,378).

At December 31, 2013  $373,364 was payable to the Sponsor (December 31, 2012: $389,474).

2.8 Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued ASU 2013-08, Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement would have on the financial statements.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events were identified.

ETFS PLATINUM TRUST

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s and Custodian’s fee are paid by the Sponsor and are not separate expenses of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants or purchase or sell platinum or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 28, 2014

/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
Date:	February 28, 2014

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.