Form 10-Q
period 2014-03-31
ETFS Platinum Trust
filed 2014-05-12
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

Yes x No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes x No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☐



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No x

As of May 9, 2014 ETFS Platinum Trust had 5,400,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Assets and Liabilities (Unaudited)
At March 31, 2014 and December 31, 2013

	March 31, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except Share and per Share data)
ASSETS
Investment in platinum (cost: March 31, 2014: $702,394; December 31, 2013: $729,594) (2)	$733,038	$729,594
Total assets	733,038	729,594

LIABILITIES
Fees payable to Sponsor	377	375
Platinum payable	-	13,259
Total liabilities	377	13,634

NET ASSETS	$732,661	$715,960

ANALYSIS OF NET ASSETS
Total redeemable Shares at redemption value to investors (net asset value) (3)	$732,661	$715,960

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At March 31, 2014, the investment in platinum is valued at fair value.  At December 31, 2013 the investment in platinum was valued at the lower of cost or market value. Refer to note 2.1 for a breakdown of cost and fair value of the investment in platinum.

(3)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2014 were 5,300,000 and at December 31, 2013 were 5,400,000.  Net asset value per Share at March 31, 2014 and December 31, 2013 was $138.24 and $132.59, respectively.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.   The amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Schedule of Investments (Unaudited)
At March 31, 2014 and December 31, 2013

	March 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in platinum (in 000's of US$, except for oz data)
Platinum	516,951.9	$702,394	$733,038	100.05%
Total investment in platinum	516,951.9	$702,394	$733,038	100.05%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in platinum (in 000's of US$, except for oz data)
Platinum	537,256.0	$729,594	$729,594	101.90%
Total investment in platinum	537,256.0	$729,594	$729,594	101.90%

(1)Calculated as investment in platinum at fair value divided by net assets, as at March 31, 2014, investment in platinum is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in platinum at cost divided by net assets, as at December 31, 2013, investment in platinum was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2014 and 2013

	Three Months	Three Months
	Ended	Ended
	March 31, 2014 (1)	March 31, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,097	$1,266
Total expenses	1,097	1,266

Net investment loss	(1,097)	(1,266)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	29	130
Realized gain on platinum distributed for the redemption of Shares	1,608	956
Change in unrealized gain on investment in platinum	30,644	-
Total gain on platinum	32,281	1,086

Change in net assets from operations	$31,184	$(180)

Net increase / (decrease) in net assets per Share	$5.83	$(0.03)

Weighted average number of Shares	5,348,333	5,350,000

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2013

Three Months
Ended
March 31, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of platinum	$-
Cash expenses paid	-
Increase in cash resulting from operations	-

Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of platinum received for creation of Shares	$103,731

Value of platinum distributed for redemption of Shares - at cost	$7,028

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Chenge in net assets from operations	$(180)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
(Increase) / decrease in investment in platinum	(95,614)
Decrease in platinum receivable	7,480
Increase in fees payable to Sponsor	47
Increase / (decrease) in redeemable Shares:
Creations	96,251
Redemptions	(7,984)
Net cash provided by operating activities	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of platinum transferred to pay expenses	$1,219

(1)In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the period ended March 31, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statement of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2014

	Three Months Ended March 31, 2014 (1)

(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at December 31, 2013	5,400,000	$715,960
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(1,097)
Realized gain on investment in platinum		1,637
Change in unrealized gain on investment in platinum		30,644
Creations	100,000	13,629
Redemptions	(200,000)	(28,112)
Closing balance at March 31, 2014	5,300,000	$732,661

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2014

Three Months
Ended
March 31, 2014 (1)

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$132.59
Income from investment operations:
Net investment loss	(0.21)
Net realized and unrealized gains and losses on investment in platinum	5.86
Change in net assets from operations	5.65

Net asset value per Share at end of period	$138.24

Weighted Average Shares	5,348,333

Expense Ratio
Annualized Sponsor's fee per Share	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%

Non-Annualized Total Return	4.26%

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

ETFS PLATINUM TRUST

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare the disclosures applicable to investment companies under Topic 946, including the presentation of its investment in platinum at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in platinum at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

Following the release of FASB Accounting Standards Update ASU 2013-08, Financial Services—Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, the Sponsor has re-evaluated whether the Trust falls within scope and has concluded that for reporting purposes, the Trust is classified as an investment company effective January 1, 2014.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

As a result of the change in the evaluation of investment company status, the Trust must, from January 1, 2014, present its investment in platinum at “fair value” as defined in Topic 946.

The adoption of Topic 946 accounting changed the presentation of the Trust’s financial statements prospectively from January 1, 2014 (the date of the adoption), the most significant aspects of which are as follows:

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Condensed Statement of Assets and Liabilities and Condensed Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the three month period ended March 31, 2014.

2.	A Schedule of Investments is required for the period ended March 31, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the period ended March 31, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the period ended March 31, 2014.  Since the adoption of the new accounting principle is prospective, the prior year statement of cash flows is still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of March 31, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

The quantitative effect of the adoption of investment company accounting is presented below:

Quantitative effect of adoption of investment company accounting

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in platinum	$729,594	$729,594	$-

ETFS PLATINUM TRUST

2.2. Valuation of Platinum

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust, and is valued for financial statement purposes, at fair value. The cost of platinum is determined according to the cost method and the fair value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis using cost. The London PM Fix is set using the afternoon session of the twice daily fix of the price of an ounce of platinum by the four members of the London Platinum and Palladium Market at approximately 2:00 PM London, on each working day.

The Fund follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Once the value of platinum has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the platinum and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
(Amounts in 000's of US$)
Investment in platinum - cost	$702,394	$729,594
Unrealized gain on investment in platinum	30,644	-
Investment in platinum - fair value	$733,038	$729,594

Effective January 1, 2014, the Trust records its investment in platinum at fair value and recognizes changes in fair value of the investment in platinum as changes in unrealized gains or losses on investment in platinum through the Statement of Operations.

Prior to 2014, the Trust recognized the movements in value of the investment in platinum arising from market declines on an interim basis. Increases in the value of the investment in platinum through market price recoveries in later interim periods of the same fiscal year were recognized in the later interim period. Increases in value recognized on an interim basis were not permitted to exceed the previously recognized diminution in value.  Unrealized losses at December 31, 2013 were crystallized as realized losses, and the average cost of platinum was written down to market value.

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

ETFS PLATINUM TRUST

2.2. Valuation of Platinum (continued)

Fair Value Hierarchy

Inputs

Generally accepted accounting principles establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

–	Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access.
–	Level 2.

Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

–	Level 3.

Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the company’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in level 3.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the net asset value of the Trust.  Therefore, the investment in platinum is classified as a level 2 asset, as the Trust’s investment in platinum is calculated using third party pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

Fair value hierarchy

(Amounts in 000's of US$)	March 31, 2014	December 31, 2013

Level 2
Investment in platinum	$733,038	$729,594

There were no re-allocations or transfers between levels during the period.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of the platinum is transferred within three business days of the trade date.

Platinum receivable or payable at March 31, 2014 and December 31, 2013 is set out below:

	March 31, 2014	December 31, 2013
(Amounts in 000's of US$)
Platinum receivable	$-	$-

Platinum payable	$-	$13,259

ETFS PLATINUM TRUST

2.4.  Creations and Redemptions of Shares

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When platinum is exchanged in settlement of a redemption, a realized gain or loss in the amount of the difference between the fair value on trade date and the historical cost is recorded through the Condensed Statement of Operations.

Changes in the Shares for the year ended December 31, 2013 is set out below:

Year
Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013
Number of Redeemable Shares
Opening balance	5,150,000
Creations	1,400,000
Redemptions	(1,150,000)
Closing balance	5,400,000

Redeemable Shares
Opening balance	$770,400
Creations	210,808
Redemptions	(162,799)
Adjustment to redemption value	(102,449)
Closing balance	$715,960

Redemption value per Share at period end	$132.59

ETFS PLATINUM TRUST

2.5. Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of platinum to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2014.

Unless otherwise directed by the Sponsor, when selling platinum the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such platinum only if the sale transaction is made at the next London PM Fix or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the cost of the platinum sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.6. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2014 and December 31, 2013.

2.7. Investment in Platinum

Changes in ounces of platinum and the respective values for the three months ended March 31, 2014 and for the year ended December 31, 2013 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2014	December 31, 2013
Ounces of Platinum
Opening balance	537,256.0	501,188.2
Creations	9,756.2	142,164.2
Redemptions	(29,276.2)	(102,760.5)
Transfers of platinum to pay expenses	(784.1)	(3,335.9)
Closing balance	516,951.9	537,256.0

Investment in Platinum
Opening balance	$729,594	$716,880
Creations	13,629	218,288
Redemptions	(39,764)	(149,314)
Transfers of platinum to pay expenses	(1,065)	(4,838)
Realized loss on investment in platinum	-	(51,422)
Change in unrealized gain on investment in platinum	30,644	-
Closing balance	$733,038	$729,594

At December 31, 2013,  9,763.922 oz of platinum relating to unsettled redemptions were payable. The cost of platinum payable at December 31, 2013 was $14,193,942 and its market value at December 31, 2013 was $13,259,406.

These balances have been excluded from the December 31, 2013 balances in the table above.

ETFS PLATINUM TRUST

2.8. Expenses

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

For the three months ended March 31, 2014 and 2013 the Sponsor’s Fee was $1,097,108 and $1,266,253, respectively.

At March 31, 2014 and at December 31, 2013, the fees payable to the Sponsor were $376,173 and $373,364, respectively.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events were identified.

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants and purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. In addition the Trustee and the Custodian and their affiliates may from time to time purchase or sell platinum directly, for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

4. Concentration of Risk

The Trust’s sole business activity is the investment in platinum, and substantially all the Trust’s assets are holdings of platinum which creates a concentration of risk associated with fluctuations in the price of platinum. Several factors could affect the price of platinum, including: (i) global platinum supply, which is influenced by such factors as production and cost levels in major platinum-producing countries, recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand; (ii) currency exchange rates; (iii) interest rates; (iv) investment and trading activities of hedge funds and commodity funds; and (v) global or regional political, economic or financial events and situations.  In addition, there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on December 30, 2009. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

ETFS PLATINUM TRUST

The Quarter Ended March 31, 2014

Effective January 1, 2014, the Trust is deemed to be an investment company under generally accepted accounting principles.  Accordingly, the Trust adopted the specialized accounting for an investment company as prescribed in Topic 946, Investment Companies.  Refer to Note 2.1 of the unaudited condensed financial statements for additional information.

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $715,960,714 at December 31, 2013 to $732,661,396 at March 31, 2014,  a 2.33% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 4.42% from $1,358.00 at December 31, 2013 to $1,418.00 at March 31, 2014, offset by a decrease in outstanding Shares, which fell from 5,400,000 Shares at December 31, 2013 to 5,300,000 Shares at March 31, 2014, a result of 100,000 Shares (2 Baskets) being created and 200,000 Shares (4 Baskets) being redeemed during the quarter.

NAV per Share increased 4.26% from $132.59 at December 31, 2013 to $138.24 at March 31, 2014. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $1,097,108 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $144.73 at March 6, 2014 was the highest during the quarter, compared with a low of $134.07 at February 4, 2014.

There was no change in net assets arising from the change in accounting principle (refer to Note 2.1 of the unaudited condensed financial statements) as of January 1, 2014.  Change in net assets from operations for the quarter ended March 31, 2014 was $31,183,447, resulting from a realized gain of $29,322 on the transfer of platinum to pay expenses, a realized gain of $1,607,404 on platinum distributed for the redemption of Shares and a change in unrealized gain on investment in platinum of $30,643,829, offset by Sponsor’s Fees of $1,097,108. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in platinum at the lower of cost or market value.  Under the previous presentation and accounting policies, the loss from operations for the quarter ended March 31, 2013 was $180,377, resulting from a net gain of $130,278 on the transfer of platinum to pay expenses and a net gain of $955,598 on platinum distributed for the redemption of Shares, offset by Sponsor’s Fees of $1,266,253. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2013.

The increase in the net gain on platinum distributed for the redemption of Shares is attributable to movements in the fair value of platinum, in addition to an increased number of redemptions which occured in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013.  The unrealized gain on investment in platinum in the quarter ended March 31, 2014 has increased as a result of the adoption of investment company accounting and an increase in the price of platinum.  Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the quarter ended March 31, 2014 was lower than the fee for the quarter ended March 31, 2013, as the average assets were lower in March 31, 2014 compared to March 31, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2014 the Trust did not have any cash balances.

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

Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Other than a change in the presentation of the Trust’s financial statements, the most significant change is that the Trust must, from January 1, 2014, record its investment in platinum at fair value.  Prior to January 1, 2014 the investment in platinum was recorded at the lower of cost and market value.  As a result of this change, the Trust expects that there will be fluctuations in the value of investments based on changes in the price of platinum.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item March 31, 2014(c). For the three months ended March 31, 2014:

2 Baskets were created.

4 Baskets  were redeemed.

	Total Baskets	Total Shares	Average Ounces of
Period	Redeemed	Redeemed	Platinum per Share
January 2014	2	100,000	0.098
February 2014	-	-	-
March 2014	2	100,000	0.098
	4	200,000	0.098

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: May 12, 2014	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.