Form 10-Q
period 2014-09-30
ETFS Platinum Trust
filed 2014-11-10
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

As of November 6, 2014 ETFS Platinum Trust had 5,500,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Assets and Liabilities (Unaudited)
At September 30, 2014 and December 31, 2013

	September 30, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: September 30, 2014: $727,869; December 31, 2013: $729,594) (2)	$695,281	$729,594
Total assets	695,281	729,594

LIABILITIES
Fees payable to Sponsor	341	375
Platinum payable	-	13,259
Total Liabilities	341	13,634

NET ASSETS	$694,940	$715,960

ANALYSIS OF NET ASSETS
Total net assets (3)	$694,940	$715,960

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At September 30, 2014, the investment in platinum is valued at fair value.  At December 31, 2013 the investment in platinum was valued at the lower of cost or market value. Refer to note 2.1 for a breakdown of cost and fair value of the investment in platinum.

(3)Net assets at December 31, 2013 represents total liabilities, redeemable Shares and shareholders’ deficit.  Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2014 and at December 31, 2013 were 5,500,000 and 5,400,000, respectively.  Net asset value per Share at September 30, 2014 and December 31, 2013 was $126.35 and $132.59, respectively.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.   The amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Schedule of Investments (Unaudited)
At September 30, 2014 and December 31, 2013

	September 30, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	534,831.4	$727,869	$695,281	100.05%
Total investment in platinum	534,831.4	$727,869	$695,281	100.05%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	537,256.0	$729,594	$729,594	101.90%
Total investment in platinum	537,256.0	$729,594	$729,594	101.90%

(1)Calculated as investment in platinum at fair value divided by net assets, as at September 30, 2014, investment in platinum is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in platinum at cost divided by net assets, as at December 31, 2013, investment in platinum was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014 (1)	September 30, 2013 (2)	September 30, 2014 (1)	September 30, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,129	$1,303	$3,377	$3,800
Total expenses	1,129	1,303	3,377	3,800

Net investment loss	(1,129)	(1,303)	(3,377)	(3,800)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	83	(13)	181	170
Realized gain on platinum distributed for the redemption of Shares	-	165	1,607	1,074
Change in unrealized (loss) / gain on investment in platinum	(95,694)	61,498	(32,588)	(24,008)
Total gain / (loss) on platinum	(95,611)	61,650	(30,800)	(22,764)

Change in net assets from operations	$(96,740)	$60,347	$(34,177)	$(26,564)

Net (decrease) / increase in net assets per Share	$(17.77)	$10.14	$(6.34)	$(4.64)

Weighted average number of Shares	5,442,935	5,952,174	5,387,546	5,726,923

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three and nine months ended September 30, 2013

	Three Months	Nine Months
	Ended	Ended
	September 30, 2013 (1)	September 30, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of platinum	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of platinum received for creation of Shares	$-	$211,582

Value of platinum distributed for redemption of Shares - at cost	$99,637	$120,909

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$60,347	$(26,564)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Decrease / (increase) in investment in platinum	39,469	(63,034)
Decrease in platinum receivable	-	7,480
Decrease in platinum payable	(12,898)	-
Decrease in fees payable to Sponsor	(15)	(1)
Increase / (decrease) in redeemable Shares:
Creations	-	204,102
Redemptions	(86,903)	(121,983)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of platinum transferred to pay expenses	$1,318	$3,801

(1)In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the three and nine months ended September 30, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statement of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2014

	Nine Months Ended September 30, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at December 31, 2013	5,400,000	$715,960
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(3,377)
Realized gain on investment in platinum		1,788
Change in unrealized loss on investment in platinum		(32,588)
Change in unrealized gain on unsettled creations or redemptions		-
Creations	300,000	41,268
Redemptions	(200,000)	(28,111)
Closing balance at September 30, 2014	5,500,000	$694,940

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS PLATINUM TRUST

Financial Highlights (Unaudited)
For three and nine months ended September 30, 2014

	Three Months	Nine Months
	Ended	Ended
	September 30, 2014 (1)	September 30, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$144.07	$132.59
Income from investment operations:
Net investment loss	(0.21)	(0.63)
Total realized gain and change in unrealized gain on investment in platinum	(17.51)	(5.61)
Change in net assets from operations	(17.72)	(6.24)

Net asset value per Share at end of period	$126.35	$126.35

Weighted average number of Shares	5,442,935	5,387,546

Expense Ratio
Annualized Sponsor's Fee per Share	0.60%	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%	(0.60)%

Non-Annualized Total Return	(12.30)%	(4.71)%

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Condensed Statement of Assets and Liabilities and Condensed Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the nine month period ended September 30, 2014.

2.	A Schedule of Investments is required as of September 30, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the three and nine month periods ended September 30, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the three and nine month periods ended September 30, 2014.  Since the adoption of the new accounting principle is prospective, the prior year statement of cash flows is still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of September 30, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in platinum	$729,594	$729,594	$-

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

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

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich vault premises and whose appointment has been approved by the Sponsor, at its Zurich, Switzerland vaulting premises. Platinum is recorded at fair value. The cost of platinum is determined according to the average cost method and the fair value is based on the London PM Fix. Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis using cost. The London PM Fix price for platinum is set using the afternoon session of the twice daily fix of the price of an ounce of platinum by the four members of the London Platinum and Palladium Market at approximately 2:00 PM London time, on each working day.

Once the value of platinum has been determined, the net asset value (the “NAV”) is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the platinum and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of September 30, 2014 and December 31, 2013:

(Amounts in 000's of US$)	September 30, 2014	December 31, 2013
Investment in platinum - cost	$727,869	$729,594
Unrealized loss on investment in platinum	(32,588)	-
Investment in platinum - fair value	$695,281	$729,594

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

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2014	December 31, 2013

Level 2
Investment in platinum	$695,281	$729,594

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

Platinum receivable or payable at September 30, 2014 and December 31, 2013 is set out below:

(Amounts in 000's of US$)	September 30, 2014	December 31, 2013
Platinum receivable	$-	$-

Platinum payable	$-	$13,259

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

2.4.  Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.  The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other platinum clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the platinum required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated platinum account, either loco London or loco Zurich, established with the Custodian or a platinum clearing bank by an Authorized Participant.

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When platinum is exchanged in settlement of a redemption, a realized gain or loss in the amount of the difference between the fair value on the trade date and the historical cost is recorded through the Condensed Statement of Operations.

Changes in the Shares for the year ended December 31, 2013 are set out below:

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

ETFS PLATINUM TRUST

2. Significant Accounting Policies (Continued)

2.5. Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of platinum to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum.    Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2014.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2014 and December 31, 2013.

2.7. Investment in Platinum

Changes in ounces of platinum and the respective values for the nine months ended September 30, 2014 and for the year ended December 31, 2013 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2014	December 31, 2013
Ounces of platinum
Opening balance	537,256.0	501,188.2
Creations	29,226.1	142,164.2
Redemptions	(29,276.2)	(102,760.5)
Transfers of platinum to pay expenses	(2,374.5)	(3,335.9)
Closing balance	534,831.4	537,256.0

Investment in platinum
Opening balance	$729,594	$716,880
Creations	41,268	218,288
Redemptions	(41,372)	(149,539)
Realized gain on platinum distributed for the redemption of Shares	1,607	225
Transfers of platinum to pay expenses	(3,409)	(4,989)
Realized gain on platinum transferred to pay expenses	181	151
Realized loss on investment in platinum	-	(51,422)
Unrealized loss on investment in platinum	(32,588)	-
Closing balance	$695,281	$729,594

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

For the three months ended September 30, 2014 and 2013 the Sponsor’s Fee was $1,128,575 and $1,303,343, respectively. For the nine months ended September 30, 2014 and 2013 the Sponsor’s Fee was $3,377,286 and $3,800,382, respectively.

At September 30, 2014 and at December 31, 2013, the fees payable to the Sponsor were $341,327 and $373,364, respectively.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

On October 16, 2014, the London Platinum and Palladium Fixing Company Limited (“LPPFCL”) announced it will discontinue the “London Fix” pricing benchmark for platinum after November 30, 2014.  The London Fix has been the benchmark price for valuation of platinum bullion held by the Trust. The LPPFCL has accepted a proposal by the London Metal Exchange (“LME”) to administer a replacement platinum price benchmark mechanism. Commencing December 1, 2014, the LME will operate a platinum bullion price fixing system that will replicate electronically the current manual London Fix process employed by the LPPFCL as well as provide an electronic market clearing process for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing process, like the current London Fix process, will establish and publish fixed prices for troy ounces of platinum twice each London trading day at 9:45 am London time (“LME AM Fix”) and 2:00 pm London time (“LME PM Fix”). In addition to utilizing the same London Fix standards and methods, the LME will also supervise the platinum electronic price fixing process through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME AM and PM Fixes.

Commencing December 1, 2014, on each trading day the Sponsor will use the LME PM Fix for valuing platinum bullion received upon purchase of the Trust’s shares, delivered upon redemption of the Trust’s shares and otherwise held by the Trust. The Sponsor also expects to determine that the LME PM Fix will fairly represent the commercial value of platinum bullion held by the Trust and, effective 60 days after the delivery of notice of such determination to The Depository Trust Company, the registered owner of the shares of the Trust, the “Benchmark Price” (as defined in the Trust’s Trust Agreement) as of any day will be the LME PM Fix for such day.

During this period, no other material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

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

ETFS PLATINUM TRUST

4. Concentration of Risk

The Trust’s sole business activity is the investment in platinum, and substantially all the Trust’s assets are holdings of platinum which creates a concentration of risk associated with fluctuations in the price of platinum. Several factors could affect the price of platinum, including: (i) global platinum supply, which is influenced by such factors as production and cost levels in major platinum-producing countries; (ii) global platinum supply and demand which is influenced by such factors as recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations.  In addition, there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

ETFS PLATINUM TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed financial statements and notes to the unaudited condensed financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “PPLT”.

Valuation of Platinum and Computation of Net Asset Value

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or as soon as practicable after 4:00 p.m. New York time on such day, (the “Evaluation Time”) the Trustee values the platinum held by the Trust and determines both the adjusted net asset value (the “ANAV”) and the net asset value (the “NAV”) of the Trust.

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

The Trustee then subtracts from the ANAV the amount of Sponsor’s Fees computed for such day to determine the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

ETFS PLATINUM TRUST

The Quarter Ended September 30, 2014

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

The Trust’s NAV decreased from $777,956,064 at June 30, 2014 to $694,939,284 at September 30, 2014, a 10.67% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 12.16% from $1,480.00 at June 30, 2014 to $1,300.00 at September 30, 2014.

There was an increase in outstanding Shares, which rose from 5,400,000 Shares at June 30, 2014 to 5,500,000 Shares at September 30, 2014, a result of 100,000 Shares  (2 Baskets) being created during the quarter.  No Shares were redeemed during the quarter.

NAV per Share decreased 12.30% from $144.07 at June 30, 2014 to $126.35 at September 30, 2014. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $1,128,575 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $147.16 at July 10, 2014 was the highest during the quarter, compared with a low of $126.35 at September 30, 2014.

Decrease in net assets from operations for the quarter ended September 30, 2014 was $96,740,038, resulting from a realized gain of $82,909 on the transfer of platinum to pay expenses offset by a change in unrealized loss on investment in platinum of $95,694,372 and Sponsor’s Fees of $1,128,575. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in platinum at the lower of cost or market value.  Under the previous presentation and accounting policies the net gain from operations for the quarter ended September 30, 2013 was $60,346,297, resulting from a net gain of $164,571 on platinum distributed for the redemption of Shares and an unrealized gain on platinum of $61,498,260, offset by a net loss of $13,191 on the transfer of platinum to pay expenses and Sponsor’s Fees of $1,303,343. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2013.

There was a change in unrealized loss on investment in platinum in the quarter ended September 30, 2014 compared to an unrealized gain on investment in platinum in the quarter ended September 30, 2013.  This occurred due to the adoption of investment company accounting and movements in the price of platinum during the respective quarters.  Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the quarter ended September 30, 2014 was lower than the fee for the quarter ended September 30, 2013, as the average assets were lower in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.

The Nine Months Ended September 30, 2014

The Trust’s NAV decreased  from $715,960,714 at December 31, 2013 to $694,939,284 at September 30, 2014, a 2.94% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a  decrease in the price per ounce of platinum, which fell 4.27% from $1,358.00 at December 31, 2013 to $1,300.00 at September 30, 2014.

There was an increase in outsanding Shares, which rose from 5,400,000 at December 31, 2013 to 5,500,000 at September 30, 2014, a result of 300,000 Shares (6 Baskets) being created and 200,000 Shares (4 Baskets) being redeemed during the period.

NAV per Share decreased 4.71% from $132.59 at December 31, 2013 to $126.35 at September 30, 2014. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $3,377,286 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $147.16 at July 10, 2014 was the highest during the period, compared with a low of $126.35 at September 30, 2014.

There was no change in net assets arising from the change in accounting principle (refer to Note 2.1 of the unaudited condensed financial statements) as of January 1, 2014.  Decrease in net assets from operations for the period ended September 30, 2014 was $34,176,786, resulting from a realized gain of $181,063 on the transfer of platinum to pay expenses and a realized gain of $1,607,404 on platinum distributed for the redemption of Shares, offset by a change in unrealized loss on investment in platinum of $32,587,967,  and Sponsor’s Fees of $3,377,286. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in platinum at the lower of cost or market value.  Under the previous presentation and accounting policies, the net loss from operations for the period ended September 30, 2013 was $26,564,373, resulting from a net gain of $170,383 on the transfer of platinum to pay expenses and a net gain of $1,074,432 on platinum distributed for the redemption of Shares, offset by an unrealized loss on platinum of $24,008,806 and Sponsor’s Fees of $3,800,382. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2013.

The increase in the net gain on platinum distributed for the redemption of Shares in the period ended September 30, 2014 compared the period ended September 30, 2013 is attributable to movements in the fair value of platinum,.  The change in unrealized loss on investment in platinum in the period ended September 30, 2014 was greater than the unrealized loss on investment in platinum in the period ended September 30, 2013.  This occurred due to the adoption of investment company accounting and movements in the price of platinum during the respective periods.  Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the period ended September 30, 2014 was lower than the fee for the period ended September 30, 2013, as the average assets were lower in the period ended September 30, 2014 compared to the period ended September 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2014 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2014:

2 Baskets were created.

0 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	platinum per Share
July 2014	-	-	-
August 2014	-	-	-
September 2014	-	-	-
	-	-	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

As a result of the temporary incapacity of the Sponsor’s Chief Financial Officer and Treasurer, Christopher Foulds, due to illness, Joseph Roxburgh was appointed on November 4, 2014 to serve as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer until Mr. Foulds can resume his duties. Since 2012, Mr. Roxburgh has served as the Chief Financial Officer of ETF Securities Limited, the Sponsor’s parent company that is based in Jersey, Channel Islands.  Prior to acting as Chief Financial Officer of ETF Securities Limited, from 2006 to 2012, Mr. Roxburgh was Group Finance Director for a Jersey-based individual managing a global portfolio of commercial and financial investments. From 2004 to 2006, he was Group Finance Director and Company Secretary for Brand Advantage Group and held various roles at KPMG between 1993 and 2004. Mr Roxburgh is a Chartered Accountant (FCA) and a member of the Association of Corporate Treasurers (AMCT). He holds an Executive MBA from University of Bristol / Ecole Nationale des Ponts et Chausses and a BSc in Physics from the University of Manchester.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: November 10, 2014	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	/s/ Joseph Roxburgh
Joseph Roxburgh
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.