Form 10-K
period 2014-12-31
ETFS Platinum Trust
filed 2015-03-02
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

☒Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2014 as reported by the NYSE Arca, Inc. on that date: $781,002,000.

As of February 26, 2015, ETFS Platinum Trust has 5,150,000 ETFS Physical Platinum Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $715,960,714 at December 31, 2013 to $610,619,628 at December 31, 2014, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 5,400,000 at December 31, 2013 to 5,200,000 at December 31, 2014.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

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

Overview of the Platinum Industry

Introduction

This section provides a brief introduction to the platinum industry by looking at some of the key participants and detailing the primary sources of demand and supply.

Platinum Group MetalsPlatinum and palladium are the two best known metals of the six platinum group metals (PGMs). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and the second largest palladium producer. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 85% of platinum mine supply in 2013.

World Platinum Supply and Demand 2004-2013

The following table sets forth a summary of the world platinum supply and demand for the last ten years and is based on information reported by Johnson Matthey,  Platinum 2014 Report.

(thousands of ounces)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Supply
South Africa	5,115	5,295	5,070	4,515	4,635	4,635	4,860	4,090	4,104	4,209
Russia	890	920	915	805	785	825	835	800	801	770
Others	635	615	615	620	605	590	790	760	762	850
Total Supply	6,640	6,830	6,600	5,940	6,025	6,050	6,485	5,650	5,667	5,829

Gross Demand
Autocatalyst	3,795	3,905	4,145	3,655	2,185	3,075	3,185	3,190	3,186	3,116
Jewelry	2,465	2,195	2,110	2,060	2,810	2,420	2,475	2,780	2,783	3,029
Industrial	1,690	1,830	1,845	1,720	1,140	1,755	1,975	1,605	1,624	1,758
Investment	15	(40)	170	555	660	655	460	455	450	871
Total Gross Demand	7,965	7,890	8,270	7,990	6,795	7,905	8,095	8,030	8,043	8,774

Recycling	(1,270)	(1,415)	(1,590)	(1,830)	(1,405)	(1,830)	(2,060)	(2,040)	(2,049)	(2,005)

Total Net Demand	6,695	6,475	6,680	6,160	5,390	6,075	6,035	5,990	5,994	6,769

Movements in Stocks	(55)	355	(80)	(220)	635	(25)	450	(340)	(327)	(940)

Source: Johnson Matthey, Platinum 2014 Report.

The following are some of the main characteristics of the platinum market illustrated by the table:

Suppliers of Platinum

Platinum mine supply from 2004 to 2013 has averaged 6.2 million ounces with the majority of production from South Africa. Production from South Africa, on average, accounted for approximately 75% of total mine production over that period.

There is a7% decrease in platinum mine supply when comparing the average five-year periods ended 2008 and 2013, at 6.4 million ounces and 5.9 million ounces, respectively.

The main supplier of platinum is South Africa, providing approximately 84% of mine supply and 74% of total gross supply over the past five years. Russia is the second largest supplier of platinum, averaging 16% of mine supply over the past ten years. Recovery of platinum from autocatalysts and scrap jewelry (recycling) is the other main source of supply and provided around 34% of total supply in 2013.

Demand for Platinum

The Manufacturing Sector

The fabrication and manufacturing sector represents all the commercial and industrial users of platinum for whom platinum is a daily part of their business. The autocatalyst and jewelry industries are the largest users of platinum.

The biggest source of demand for platinum output over the period shown has come from the autocatalyst sector which has accounted for an approximate average of 42% of total gross demand. Autocatalyst demand for platinum has remained fairly stable over the past five years and accounted for 36% of total gross demand in 2013. Global vehicle sales grew by 5% in 2013, driven by a rebound in the two biggest auto markets, China and the US. While the automotive sectors in China and the US have been steadily recovering, the European market is just beginning to revive. Increased automotive industry sales in Europe and pent-up demand may result in an increase in autocatalyst demand. Contrarily, a renewed downturn could reduce demand impacting the price of platinum

Jewelry demand for platinum has recovered from a low of 26% of total gross demand in 2006 to a peak of 41% of total demand in 2008.  Jewelry demand has since stabilized accounting for 35% of total gross demand in 2013..

Industrial demand has averaged 21% of total demand over the past five years.

The Investment Sector

Retail investment demand has increased to 10% of total reported gross demand in 2013, returning to the previous peak of 10% in 2008.  Between 2009 and 2012, investment demand averaged 6% of gross demand.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in US dollars from January 2005 to January 2015.

In the second half of 2008 platinum prices fell sharply (from a high of $2,276 in March to a low of $898 per ounce at the end of December) as industrial demand collapsed on the back of the global financial crisis. Prices remained weak in the first few months of 2009 as industrial activity continued to slow. As global manufacturing lead indicators (such as European, US and Asian purchasing managers, indexes) started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US, Europe and China were rebounding on a sustainable basis, platinum continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 in June to a low of $1,369 in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recouping from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 80% of world’s supply of platinum. Given the geographical concentration of platinum supply, issues such as government intervention, geopolitical instability, unreliable infrastructure and social tensions in South Africa have the potential to substantially disrupt production for prolonged amounts of time, in turn significantly impacting prices. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close 4 mine shafts and it is looking to sell another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. Since then platinum prices have moved lower, returning to levels seen at the end of 2011,  belying the increasingly tight underlying market. In the first half of 2014, the longest strike in South Africa history supported the price of platinum above $1,500 per ounce but the resolution of the strike, recession fears in Europe and slow-down in much of the rest of world on the back of strength in the US dollar has pressured platinum prices to the lowest since 2009.

Operation of the Platinum Market

The global trade in platinum consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global platinum trading.  Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM.. Initially, ten market making members of the LPPM are participating in the electronic LME PM Fix (as described below) process administered by the London Metal Exchange (LME). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place.

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

The Platinum Market

The Zurich and London Platinum Bullion Market

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

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams is equivalent to 32.1507465 troy ounces, and one troy ounce is equivalent to 31.1034768 grams. A good delivery platinum plate or ingot is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Platinum Plate or Ingot”). A Good Delivery Platinum Plate or Ingot must contain between 32 and 192 troy ounces of platinum with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The platinum content of a platinum Good Delivery Platinum Plate or Ingot is calculated by multiplying the gross weight (expressed in units of 0.025 troy ounces) by the fineness of the plate or ingot. A Good Delivery Platinum Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the platinum spot price always refers to the “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

On December 1, 2014, the LME began administering the operation of electronic platinum bullion price fixing systems (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

Daily during London trading hours the LME AM Fix and the LME PM Fix each provide reference platinum prices for that day’s trading. Many long-term contracts are priced on the basis of either the LME AM Fix or the LME PM Fix, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The LME AM Fix and the LME PM Fix are viewed as a full and fair representation of all market interest at the conclusion of the electronic price fixing process. The Trust values its platinum on the basis of the LME PM Fix.

The LME PM Fix results from LMEbullion.  Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Initially, ten LPPM members participated in establishing the LME PM Fix. Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

Orders are placed either with one of the participating LPPM members or with another precious metals dealer who will then be in contact with a participating LPPM member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the LMEbullion system suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The platinum price is adjusted up or down until all the buy and sell orders are electronically matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media.

The LPPFCL, LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non‑electronic processes previously used to establish the applicable London platinum fix where the London platinum fix process adjusted the platinum price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London platinum fix. The LME’s electronic price fixing processes are fully transparent. The LME asserts that its electronic price fixing processes also will be fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Commencing December 1, 2014, the Sponsor determined that that the London platinum fix, which has been revised based on the new LME method and is now known as the LME PM Fix, will be an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day.  The “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s platinum bullion as of any day will be the LME PM Fix for such day.

As of December 1, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium bullion to a subsidiary company of the LBMA.

Futures Exchanges

The most significant platinum futures exchanges are the COMEX and the TOCOM. The COMEX is the largest exchange in the world for trading precious metals futures and options and launched platinum futures in 1956, followed with options in 1990. The TOCOM has been trading platinum since 1984. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the platinum represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX operates through a central clearance system. On June 6, 2003, the TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

Valuation of Platinum and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 PM New York time, on such day (Evaluation Time), the Trustee evaluates the platinum held by the Trust and determine both the ANAV and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust’s platinum on the basis of that day’s LME PM Fix or, if no LME PM Fix is made on such day, the next most recent LME PM Fix determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LME PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s platinum is not an appropriate basis for evaluation of the Trust’s platinum, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LME PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s platinum or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Platinum Market—The Platinum Market” for a description of the LME PM Fix.

Once the value of the platinum has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the platinum and any other assets of the Trust. The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place computed by reference to the value of the Trust or its assets shall be calculated using the ANAV calculated for such day on which the valuation takes place. The Trustee shall subtract from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee will also determine the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses.

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.60% of the adjusted net asset value of the Trust and is payable monthly in arrears. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time. Presently, the Sponsor does not intend to waive any of its fee.

Furthermore, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor’s Fee attributable to Shares held by certain institutional investors subject to minimum Shareholding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate will be subject to negotiation and written agreement between the Sponsor and the investor on a case by case basis. The Sponsor is under no obligation to provide any rebates of the Sponsor’s Fee. Neither the Trust nor the Trustee will be a party to any Sponsor’s Fee rebate arrangements negotiated by the Sponsor.

The Sponsor’s Fee is paid by delivery of platinum to an account maintained by the Custodian for the Sponsor on an unallocated basis, monthly on the first business day of the month in respect of fees payable for the prior month. The delivery is of that number of ounces of platinum which equals the daily accrual of the Sponsor’s Fee for such prior month calculated at the LME PM Fix.

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

The Sponsor’s Fee for the year ended December 31, 2014 was $4,376,182 (December 31, 2013: $4,973,343; December 31, 2012: 4,588,610).

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of $150 at least million.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s platinum. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreement, are presently not a regulated activity subject to the supervision and rules of the FCA.

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

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian. Any such inspection rights with respect to the Zurich Sub-Custodian are expected to be granted in accordance with the normal course of dealing between the Custodian and the Zurich Sub-Custodian.  Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian.  Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the platinum and the records maintained by them. The most recent inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, on December 31, 2014.

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

United States Federal Income Tax Consequences

The following is a discussion of the material US federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code. United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

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

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders are also treated as if they directly received their respective pro rata share of the Trust’s income, if any, and as if they directly incurred their respective pro rata share of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of platinum to the Trust in exchange for the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shares are the same as its tax basis and holding period for the platinum delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

When the Trust sells or transfers platinum, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the platinum that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any platinum sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the platinum held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of platinum sold, and the denominator of which is the total amount of the platinum held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the platinum remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the platinum that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold a pro rata share of the platinum held in the Trust at the time of the sale. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying platinum represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the platinum received in the redemption generally will be the same as the Shareholder’s tax basis for the Shares redeemed. The Shareholder’s holding period with respect to the platinum received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the platinum received by the Shareholder will be a taxable event.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including physical platinum, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any physical platinum which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

In addition, for high-income individuals and certain trusts and estates, a 3.8% Medicare contribution tax is imposed on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fees incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in theShares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders are required to recognize gain or loss upon a sale of platinum by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

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

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not a US person in order to avoid the backup withholding tax.

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

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Code section 4975 impose certain requirements on certain employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain commingled investment vehicles or insurance company general or separate accounts in which such plans or arrangements are invested (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under other federal law, or under state or local law (“Other Law”).

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible.   The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded Shares in a trust holding precious metals will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any precious metal is received by such IRA or plan account upon the redemption of any of the Shares purchased by it, the Shares or precious metal so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402.

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

"

Global platinum supply, which is influenced by such factors as production and cost levels in major platinum-producing countries such as South Africa. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand;

"	Investors’ expectations with respect to the rate of inflation;
"	Currency exchange rates;
"	Interest rates;
"	Investment and trading activities of hedge funds and commodity funds; and
"	Global or regional political, economic or financial events and situations.

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major platinum markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the market for platinum is reduced after the close of the major world platinum markets, including London, Zurich and the Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”). As a result, during this time, trading spreads, and the resulting premium or discount on the Shares, may widen.

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

The Sponsor is unable to ascertain whether the platinum price movements since the commencement of the Trust’s initial public offering on January 8, 2010 were attributable to the Trust’s Basket creation and redemption process or independent metal market forces or both. Nevertheless, the Trust and the Sponsor cannot assure you that future Basket creations or redemptions will have no effect on the platinum metal prices and, consequently, Share trading prices.

Since there is no limit on the amount of platinum that the Trust may acquire, the Trust, as it grows, may have an impact on the supply and demand of platinum that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global market for platinum.

The Trust Agreement places no limit on the amount of platinum the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum. The global market for platinum is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2004 to 2013, world platinum mine supply averaged 6.31 million ounces. In 2013, supply measured 5.9 million ounces. If the amount of platinum acquired by the Trust is large enough in relation to global platinum supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum unrelated to other factors affecting the global market for platinum. Such an impact could affect the price for platinum that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide you any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

The LME PM Fix may prove unreliable.

Since December 1, 2014, the Trust has utilized the LME PM Fix as the benchmark price for valuing platinum held, received or delivered by the Trust. Prior to December 1, 2014, the Trust utilized the London afternoon platinum fix as its benchmark for valuation purposes. The London afternoon fix for platinum was the price of an ounce of platinum as set by four fixing members of the LPPM at approximately 2:00 PM, London time, on each working day and was widely accepted among platinum market participants. As of the close of business on November 30, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium to a subsidiary company of the LBMA and the administration of platinum price fixing mechanisms to the LME, which now results in, for the purposes of the Trust, the LME PM Fix. The LME has not operated this fixing process previously and the LME PM Fix may, among other things:

"	not behave over time like the London afternoon platinum fix has historically;
"	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London afternoon platinum fix;
"	result in delays or errors in the determination of a daily benchmark price of platinum;
"	not be as widely accepted as the London afternoon platinum fix; or
"	otherwise prove unreliable.

If the LME PM Fix is unreliable for any reason, the price of platinum and the market price for the Shares may decline or be subject to greater volatility.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions the effect of which would be to keep the price of the Shares closely linked to the price of platinum by allowing the market participants to profit from divergences, may not exist and, as a result, the price of the Shares may fall.

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

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act (“CEA”).

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

To the extent existing exchange traded vehicles (“ETVs”) tracking platinum markets represent a significant proportion of demand for physical platinum bullion; large redemptions of the securities of these ETVs could negatively affect physical platinum bullion prices and the price and NAV of the Shares.

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

"

A significant increase in platinum hedging activity by platinum producers. Should there be an increase in the level of hedge activity of platinum producing companies, it could cause a decline in world platinum prices, adversely affecting the price of the Shares.

"

A significant change in the attitude of speculators, investors and central banks towards platinum. Should the speculative community take a negative view towards platinum or central banking authorities determine to sell national platinum reserves, either event could cause a decline in world platinum prices, negatively impacting the price of the Shares.

"

A widening of interest rate differentials between the cost of money and the cost of platinum could negatively affect the price of platinum which, in turn, could negatively affect the price of the Shares.

"

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

"

Autocatalysts, automobile components that use platinum, accounted for approximately 46% of the net global demand in platinum in 2013. While the automotive sector in China and the US is showing signs of recovery, the European market is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand.

"	A decline in the global automotive industry may impact the price of platinum and affect the price of the Shares.

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

The Trust does not insure its platinum. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the platinum held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require the Zurich Sub-Custodian or any other direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the platinum held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor, under New York law, the Custodian, the Zurich Sub-Custodian and any other sub-custodian under English law and any sub-custodians under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s platinum which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its platinum and any recovery may be limited, even in the event of fraud, to the market value of the platinum at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Account Agreement, to the market value of the platinum held in the Trust Allocated Account at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Account Agreement, to the amount of platinum credited to the Trust Unallocated Account at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian or other platinum bullion clearing bank and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another platinum clearing bank, the liability of the platinum clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian, the Zurich Sub-Custodian or any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, the Zurich Sub-Custodian and any other sub-custodians are governed by English law, which may frustrate the Trust in attempting to receive legal redress against the Custodian, the Zurich Sub-Custodian or any other sub-custodian concerning its platinum.

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

If the Trust’s platinum is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian, the Zurich Sub-Custodian or any other sub-custodian or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian, the Zurich Sub-Custodian and any other sub-custodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trustee against the Custodian, the Zurich Sub-Custodian or any other sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

The Custodian is reliant on the Zurich Sub-Custodian for the safekeeping of all or a substantial portion of the Trust’s platinum. Furthermore, the Custodian has limited obligations to oversee or monitor the Zurich Sub-Custodian. As a result, failure by any Zurich Sub-Custodian to exercise due care in the safekeeping of the Trust’s platinum could result in a loss to the Trust.

Platinum generally trades on a loco London or loco Zurich basis whereby the physical platinum is held in vaults located in London or Zurich or is transferred into accounts established in London or Zurich. The Custodian does not have a vault in Zurich and is reliant on the Zurich Sub-Custodian for the safekeeping of all or a substantial portion of the Trust’s allocated platinum. Other than obligations to (1) use reasonable care in appointing the Zurich Sub-Custodian, (2) require any Zurich Sub-Custodian to segregate the platinum held by it for the Trust from any other platinum held by it for the Custodian and any other customers of the Custodian by making appropriate entries in its books and records and (3) ensure that the Zurich Sub-Custodian provides confirmation to the Trustee that it has undertaken to segregate the platinum held by it for the Trust, the Custodian is not liable for the acts or omissions of the Zurich Sub-Custodian. Other than as described above, the Custodian does not undertake to monitor the performance by the Zurich Sub-Custodian of its custody functions. The Trustee’s obligation to monitor the performance of the Custodian is limited to receiving and reviewing the reports of the Custodian. The Trustee does not monitor the performance of the Zurich Sub-Custodian or any other sub-custodian. In addition, the ability of the Trustee and the Sponsor to monitor the performance of the Custodian may be limited because under the Custody Agreements, the Trustee and the Sponsor have only limited rights to visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian or the Zurich Sub-Custodian.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s platinum on a temporary basis pending delivery to the Custodian.   The sub-custodians which the Custodian currently uses are Brink’s Global Services Inc., Malca-Amit Commodities Limited, Viamat International, Johnson Matthey plc and Royston.  The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated platinum to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s platinum from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

The obligations of any sub-custodian of the Trust’s platinum are not determined by contractual arrangements but by LPPM rules and London platinum market customs and practices, which may prevent the Trust’s recovery of damages for losses on its platinum custodied with sub-custodians.

Except for the Custodian’s arrangement with the Zurich Sub-Custodian, there are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s platinum and the Trustee or the Custodian because traditionally such arrangements are based on the LPPM’s rules and on the customs and practices of the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LPPM’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of platinum. If the Trust’s platinum is lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian. Whether a sub-custodian will be liable for the failure of sub-custodians appointed by it to exercise due care in the safekeeping of the Trust’s platinum will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from sub-custodians whether appointed by the Custodian or by another sub-custodian for any losses relating to the safekeeping of platinum by such sub-custodians.

Platinum bullion allocated to the Trust in connection with the creation of a Basket may not meet the London/Zurich Good Delivery Standards and, if a Basket is issued against such platinum, the Trust may suffer a loss.

Neither the Trustee nor the Custodian independently confirms the fineness of the platinum allocated to the Trust in connection with the creation of a Basket. The platinum bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LPPM’s standards for platinum plates or ingots delivered in settlement of a platinum trade (London/Zurich Good Delivery Standards), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such platinum, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss.

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

The Trust’s Shares are listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares have been reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2014 and December 31, 2013:

Fiscal Year Ended December 31, 2014: Quarter Ended
	High	Low
March 31, 2014	$144.65	$134.15
June 30, 2014	$145.10	$136.66
September 30, 2014	$147.12	$126.29
December 31, 2014	$124.78	$114.35

Fiscal Year Ended December 31, 2013: Quarter Ended
	High	Low
March 31, 2013	$170.58	$152.86
June 30, 2013	$156.45	$127.54
September 30, 2013	$151.37	$130.12
December 31, 2013	$144.03	$128.81

The number of Shares of the Trust as of February 26, 2015 was 5,150,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2014	$143.63	$137.85
September 2014	$137.40	$126.29
October 2014	$124.78	$119.11
November 2014	$120.28	$115.69
December 2014	$120.95	$114.35
January 2015	$124.70	$116.57

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the Reporting Period:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2014	100,000	0.098
February 2014	-	-
March 2014	100,000	0.098
April 2014	-	-
May 2014	-	-
June 2014	-	-
July 2014	-	-
August 2014	-	-
September 2014	-	-
October 2014	50,000	0.097
November 2014	100,000	0.097
December 2014	200,000	0.097
Total	550,000	0.097

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2013	50,000	0.098
February 2013	-	-
March 2013	-	-
April 2013	100,000	0.098
May 2013	-	-
June 2013	100,000	0.098
July 2013	50,000	0.098
August 2013	450,000	0.098
September 2013	100,000	0.098
October 2013	50,000	0.098
November 2013	100,000	0.098
December 2013	150,000	0.098
Total	1,150,000	0.098

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010*
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$622,683	$729,594	$724,360	$607,567	$718,357
Total (loss) / gain on platinum	$(78,635)	$(51,046)	$21,152	$(119,950)	$(1,677)
Change in net assets from operations	$(83,011)	$(56,019)	$16,563	$(124,547)	$(4,659)
Weighted average number of Shares	5,400,822	5,693,973	4,989,754	4,477,260	3,059,589
Net (loss) / gain in net assets per Share	$(15.37)	$(9.84)	$3.32	$(27.82)	$(1.52)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC

Shares of the Trust trade on the NYSE Arca under the symbol “PPLT.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding platinum price (per 1/10 of an oz. of platinum) since inception:

NAV per Share vs. 1/10th Platinum Fix from December 30, 2009 (the Date of Inception) to December 31, 2014

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

Valuation of Platinum

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich vault premises and whose appointment has been approved by the Sponsor, at its Zurich, Switzerland vaulting premises. Platinum is recorded at fair value. The cost of platinum is determined according to the average cost method and the fair value is based on the LME PM Fix. Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis using cost.

	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in platinum - cost	$699,924	$729,594	$716,880
Unrealized (loss) / gain on investment in platinum	(77,241)	-	46,430
Investment in platinum - fair value	$622,683	$729,594	$763,310

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the platinum and the records maintained by them. The most recent inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, on December 31, 2014.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2014 and 2013, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Total (loss) / gain on platinum	$(78,635)	$(51,046)	$21,152
Change in net assets from operations	$(83,011)	$(56,019)	$16,563
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2014

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day. In previous years amounts were reported under non-investment company accounting, and the NAV reflected redeemable Shares at redemption value to investors.

The Trust’s NAV decreased  from $715,960,714 at December 31, 2013 to $610,619,628 at December 31, 2014, a 14.71% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 10.90% from $1,358.00 at December 31, 2013 to $1,210.00 at December 31, 2014 and a decrease in outstanding Shares, which fell from 5,400,000 at December 31, 2013 to 5,200,000 at December 31, 2014, a result of 350,000 Shares (7 Baskets) being created and 550,000  Shares (11 Baskets) being redeemed during the year.

The NAV per Share decreased 11.43% from $132.59 at December 31, 2013 to $117.43 at December 31, 2014. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was  $4,376,182 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $147.16 at July 10, 2014 was the highest during the year, compared with a low of $114.41 at November 14, 2014.

There was no change in net assets arising from the change in accounting principle (refer to Note 2.1 of the financial statements) as of January 1, 2014. The decrease in net assets from operations for the year ended December 31, 2014 was $83,010,793, resulting from a realized gain of $113,014 on the transfer of platinum to pay expenses offset by a realized loss of $1,506,998 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $77,240,627 and Sponsor’s Fees of $4,376,182. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2014.

The year ended December 31, 2013

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

The NAV per Share decreased 11.36% from $149.59 at December 31, 2012 to $132.59 at December 31, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was $4,973,343 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $170.41 at February 7, 2013 was the highest during the year, compared with a low of $128.97 at June 28, 2013.

The net loss from operations for the year ended December 31, 2013 was $56,019,089, resulting from a net gain of $151,373 on the transfer of platinum to pay expenses and a net gain of $225,353 on platinum distributed for the redemption of Shares, offset by  a realized loss on platinum of $51,422,472 and Sponsor’s Fee of $4,973,343. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2013.

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

The NAV per Share increased 9.62% from $136.46 at December 31, 2011 to $149.59 at December 31, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was $4,588,610 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $170.70 at February 23, 2012 was the highest during the year, compared with a low of $136.87 at August 3, 2012.

The net gain from operations for the year ended December 31, 2012 was $16,563,588, resulting from a net gain of $375,414 on the transfer of platinum to pay expenses and a net gain of $20,776,784 on platinum distributed for the redemption of Shares, offset by Sponsor’s Fee of $4,588,610. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2012.

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

Item 8. Financial Statements and Supplementary Data - (Unaudited)

Quarterly Income Statements

Year ended December 31, 2014
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$1,097	$1,152	$1,129	$998	$4,376
Total expenses	1,097	1,152	1,129	998	4,376

Net investment loss	(1,097)	(1,152)	(1,129)	(998)	(4,376)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	29	69	83	(68)	113
Realized gain / (loss) on platinum distributed for the redemption of Shares	1,608	-	-	(3,115)	(1,507)
Change in unrealized gain / (loss) on platinum	30,644	32,463	(95,694)	(44,654)	(77,241)
Total gain / (loss) on platinum	32,281	32,532	(95,611)	(47,837)	(78,635)

Change in net assets from operations	$31,184	$31,380	$(96,740)	$(48,835)	$(83,011)

Net increase / (decrease) in net assets per Share	$5.83	$5.84	$(17.77)	$(8.98)	$(15.37)

Weighted average number of Shares	5,348,333	5,370,330	5,442,935	5,440,217	5,400,822

Note: Quarterly balances may not add to totals due to independent rounding.

Year ended December 31, 2013
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
REVENUES
Value of platinum transferred to pay expenses	$1,219	$1,265	$1,318	$1,187	$4,989
Cost of platinum transferred to pay expenses	(1,089)	(1,211)	(1,331)	(1,207)	4,838
Gain / (loss) on platinum transferred to pay expenses	130	54	(13)	(20)	151

Gain / (loss) on platinum distributed for the redemption of Shares	956	(46)	165	(850)	225
Unrealized (loss) / gain on investment in platinum	-	(85,507)	61,498	24,009	-
Realized loss on investment in platinum	-	-	-	(51,422)	(51,422)
Total gain / (loss) on platinum	1,086	(85,499)	61,650	(28,283)	(51,046)

EXPENSES
Sponsor's fee	1,266	1,231	1,303	1,173	4,973
Total expenses	1,266	1,231	1,303	1,173	4,973
Net (loss) / gain from operations	$(180)	$(86,730)	$60,347	$(29,456)	$(56,019)

Net (loss) / gain per Share	$(0.03)	$(14.77)	$10.14	$(5.26)	$(9.84)

Weighted average number of Shares	5,350,000	5,871,978	5,952,174	5,596,196	5,693,973

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-17 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year December 31, 2014.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2014,  the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2014.

Deloitte & Touche LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Platinum Trust

New York, New York

We have audited the internal control over financial reporting of ETFS Platinum Trust (the "Trust") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations for each of the three years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and the statements of cash flows for each of the two years in the period ended December 31, 2013 and our report dated March 2, 2015 expressed an unqualified on those financial statements and financial statement schedules noted above.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

Item 9B. Other Information

As a result of Christopher Foulds’s temporary incapacity as the Sponsor’s Chief Financial Officer and Treasurer, due to illness, Joseph Roxburgh served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer from November 4, 2014 to February 26, 2015.  On February 26, 2015 Mr. Foulds resumed his duties as the Sponsor’s Chief Financial Officer and Treasurer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Ltd in Ireland. Assets under management in those companies are in excess of US$15 billion. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Joseph Roxburgh – Chief Financial Officer and Treasurer

As a result of the temporary incapacity of the Sponsor’s Chief Financial Officer and Treasurer, Christopher Foulds, due to illness, Joseph Roxburgh was appointed on November 4, 2014 and he served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer until February 26, 2015 when Mr. Foulds resumed his duties. Since 2012, Mr. Roxburgh has served as the Chief Financial Officer of ETF Securities Limited, the Sponsor’s parent company that is based in Jersey, Channel Islands.  Prior to acting as Chief Financial Officer of ETF Securities Limited, from 2006 to 2012, Mr. Roxburgh was Group Finance Director for a Jersey-based individual managing a global portfolio of commercial and financial investments. From 2004 to 2006, he was Group Finance Director and Company Secretary for Brand Advantage Group and held various roles at KPMG between 1993 and 2004. Mr Roxburgh is a Chartered Accountant (FCA) and a member of the Association of Corporate Treasurers (AMCT). He holds an Executive MBA from University of Bristol / Ecole Nationale des Ponts et Chausses and a BSc in Physics from the University of Manchester.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2014, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	614,196	11.81%
Wellington Management Company LLC 280 Congress Street Boston, MA 02210	580,656	11.17%

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

Not applicable.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013

Audit fees	$59,270	$55,400
Audit related fees	27,350	28,600
	$86,620	$84,000

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

ETFS PLATINUM TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Platinum Trust

New York, New York

We have audited the accompanying statements of assets and liabilities of ETFS Platinum Trust (the "Trust"), including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations for each of the three years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of ETFS Platinum Trust as of December 31, 2014 and 2013, the results of its operations for the each of the three years in the period ended December 31, 2014, the changes in its net assets and the financial highlights for the year ended December 31, 2014, and changes in its shareholder’s deficit and its cash flows and for the each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly as discussed in Note 2.1 to the financial statements, the Trust has changed its method of accounting for investment in platinum and changed the presentation of its financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Trust’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS PLATINUM TRUST

Statements of Assets and Liabilities
At December 31, 2014 and 2013

	December 31, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: December 31, 2014: $699,924; December 31, 2013: $729,594) (2)	$622,683	$729,594
Total assets	622,683	729,594

LIABILITIES
Fees payable to Sponsor	320	375
Platinum payable	11,743	13,259
Total Liabilities	12,063	13,634

NET ASSETS	$610,620	$715,960

ANALYSIS OF NET ASSETS
Total net assets (3)	$610,620	$715,960

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At December 31, 2014, the investment in platinum is valued at fair value. At December 31, 2013 the investment in platinum was valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and fair value of the investment in platinum.

(3)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2014 were 5,200,000 and at December 31, 2013 were 5,400,000.   Net asset value per Share at December 31, 2014 was $117.43 and at December 31, 2013 was $132.59.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.  The amounts are those previously reported under non-investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Schedules of Investments
At December 31, 2014 and 2013

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	514,614.2	$699,924	$622,683	101.98%
Total investment in platinum	514,614.2	$699,924	$622,683	101.98%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	537,256.0	$729,594	$729,594	101.90%
Total investment in platinum	537,256.0	$729,594	$729,594	101.90%

(1)Calculated as investment in platinum at fair value divided by net assets, as at December 31, 2014, investment in platinum is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in platinum at cost divided by net assets, as at December 31, 2013, investment in platinum was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statements of Operations
For the years ended December 31, 2014, 2013 and 2012

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2014 (1)	December 31, 2013 (2)	December 31, 2012 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$4,376	$4,973	$4,589
Total expenses	4,376	4,973	4,589

Net investment loss	(4,376)	(4,973)	(4,589)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	113	151	375
Realized (loss) / gain on platinum distributed for the redemption of Shares	(1,507)	225	20,777
Change in unrealized loss on investment in platinum	(77,241)	-	-
Realized loss on platinum	-	(51,422)	-
Total (loss) / gain on platinum	(78,635)	(51,046)	21,152

Change in net assets from operations	$(83,011)	$(56,019)	$16,563

Net (decrease) / increase in net assets per Share	$(15.37)	$(9.84)	$3.32

Weighted average number of Shares	5,400,822	5,693,973	4,989,754

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non-investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statements of Cash Flows
For the years ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31, 2013 (1)	December 31, 2012 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of platinum	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of platinum received for creation of Shares	$218,288	$267,303

Value of platinum distributed for redemption of Shares - at cost	$149,314	$153,861

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(56,019)	$16,563
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Increase in investment in platinum	(12,714)	(109,313)
Decrease / (increase) in platinum receivable	7,480	(7,480)
Increase in platinum payable	13,259	-
(Decrease) / increase in fees payable to Sponsor	(15)	86
Increase / (decrease) in redeemable Shares:
Creations	210,808	274,782
Redemptions	(162,799)	(174,638)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of platinum transferred to pay expenses	$4,989	$4,504

(1)

In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the year ended December 31, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statement of Changes in Net Assets
For the year ended December 31, 2014

	Year Ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	5,400,000	$715,960
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(4,376)
Realized loss on investment in platinum		(1,394)
Change in unrealized loss on investment in platinum		(77,241)
Change in unrealized gain on unsettled creations or redemptions		(19)
Creations	350,000	47,428
Redemptions	(550,000)	(69,738)
Closing balance at December 31, 2014	5,200,000	$610,620

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31, 2013 (1)	December 31, 2012 (1)
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(46,430)	$-
Net (loss) / gain from operations	(56,019)	16,563
Adjustment of redeemable Shares to redemption value	102,449	(62,993)
Shareholders' deficit - closing balance	-	(46,430)

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Financial Highlights
For the year ended December 31, 2014

Year
Ended
December 31, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$132.59
Income from investment operations:
Net investment loss	(0.81)
Total realized and unrealized gains or losses on investment in platinum	(14.35)
Change in net assets from operations	(15.16)

Net asset value per Share at end of year	117.43

Weighted average number of Shares	5,400,822

Expense Ratio
Sponsor's Fee per Share	0.60%

Net Investment Loss Ratio
Net investment loss ratio	(0.60)%

Total Return	(11.43)%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

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

ETFS PLATINUM TRUST

Notes to the Financial Statements

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Statement of Assets and Liabilities and Statement of Operations.  A Statement of Changes in Net Assets is required and has been presented for the year ended December 31, 2014.

2.	A Schedule of Investments is required as of December 31, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for year ended December 31, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the year ended December 31, 2014.  Since the adoption of the new accounting principle is prospective, the prior years’ statements of cash flows are still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of December 31, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

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

ETFS PLATINUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.2. Valuation of Platinum

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich vault premises and whose appointment has been approved by the Sponsor, at its Zurich, Switzerland vaulting premises.  Platinum is recorded at fair value. The cost of platinum is determined according to the average cost method and the fair value is based on the LME PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of platinum to pay the remuneration due to the Sponsor (the “Sponsor’s Fee”), or platinum distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The LME PM Fix is the afternoon session of the twice daily fix of the price of an ounce of platinum which starts at 2:00 PM London, England time and is performed by an electronic pricing system (LMEbullion) administered by the LME on behalf of the LBMA in London in which participating members of the LPPM directly and other market participants indirectly through participating members of the LPPM submit buying and selling orders.

Once the value of platinum has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the Sponsor’s Fee, from the fair value of the platinum and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s platinum holdings as of December 31, 2014 and December 31, 2013:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013
Investment in platinum - cost	$699,924	$729,594
Unrealized loss on investment in platinum	(77,241)	-
Investment in platinum - fair value	$622,683	$729,594

Effective January 1, 2014, the Trust records its investment in platinum at fair value and recognizes changes in fair value of the investment in platinum as change in unrealized gain / loss on investment in platinum in the Statement of Operations.

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

The per Share amount of platinum exchanged for a purchase or redemption is calculated daily by the Trustee, using the LME PM Fix to calculate the platinum amount in respect of any liabilities for which covering platinum sales have not yet been made, and represents the per Share amount of platinum held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013

Level 2
Investment in platinum	$622,683	$729,594

There were no re-allocations or transfers between levels during the period.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of the platinum is transferred within three days of trade date. Platinum receivable or payable at December 31, 2014 and 2013 is set out below:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013
Platinum receivable	$-	$-

Platinum payable	$11,743	$13,259

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

As the Shares are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Redeemable Capital Shares as of December 31, 2013 and 2012 and as Net Assets as of December 31, 2014.  The Trust records the redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to Shareholders’ Equity.

Changes in the Shares for the years ended December 31, 2013 and 2012 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	5,150,000	4,450,000
Creations	1,400,000	1,800,000
Redemptions	(1,150,000)	(1,100,000)
Closing balance	5,400,000	5,150,000

Redeemable Shares
Opening balance	$770,400	$607,263
Creations	210,808	274,782
Redemptions	(162,799)	(174,638)
Adjustment to redemption value	(102,449)	62,993
Closing balance	$715,960	$770,400

Redemption value per Share at period end	$132.59	$149.59

ETFS PLATINUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.5.  Realized Gains / Losses

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

Unless otherwise directed by the Sponsor, when selling platinum the Trustee will endeavor to sell at the price established by the LME PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such platinum, only if the sale transaction is made at the next LME PM Fix or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the platinum sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.6. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions in its major jurisdictions that require financial statement recognition. Based on this evaluation, the Sponsor has determined the Trust’s major jurisdictions to be where it is organized and where bullion is held.  No uncertain tax positions have been identified. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

ETFS PLATINUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.7. Investment in Platinum

Changes in ounces of platinum and the respective values for the years ended December 31, 2014, 2013 and 2012 are set out below:

	Year	Year	Year
	Ended	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2014	December 31, 2013	December 31, 2012
Ounces of platinum
Opening balance	537,256.0	501,188.2	439,947.3
Creations	34,084.7	142,164.2	172,500.1
Redemptions	(53,552.5)	(102,760.5)	(108,337.3)
Transfers of platinum to pay expenses	(3,174.0)	(3,335.9)	(2,921.9)
Closing balance	514,614.2	537,256.0	501,188.2

Investment in platinum
Opening balance	$729,594	$716,880	$607,567
Creations	47,428	218,288	267,303
Redemptions	(71,275)	(149,539)	(174,638)
Realized (loss) / gain on platinum distributed for the redemption of Shares	(1,507)	225	20,777
Transfers of platinum to pay expenses	(4,429)	(4,989)	(4,504)
Realized gain on platinum transferred to pay expenses	113	151	375
Unrealized loss on investment in platinum	(77,241)	-	-
Realized loss on investment in platinum	-	(51,422)	-
Closing balance	$622,683	$729,594	$716,880

2.8. Expenses

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

For the year ended December 31, 2014, the Sponsor’s Fee was $4,376,182  (December 31, 2013:, $4,973,343;  December 31, 2012: $4,588,610).

At December 31, 2014  $320,608 was payable to the Sponsor (December 31, 2013: $373,364).

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the Trust’s financial statements were identified.

ETFS PLATINUM TRUST

Notes to the Financial Statements

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date:	March 2, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 2, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.