Form 10-Q
period 2015-03-31
ETFS Platinum Trust
filed 2015-05-08
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

As of May 4, 2015 ETFS Platinum Trust had 5,100,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Statements of Assets and Liabilities
At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: March 31, 2015: $683,288; December 31, 2014: $699,924)	$569,192	$622,683
Total assets	569,192	622,683

LIABILITIES
Fees payable to Sponsor	293	320
Platinum payable	-	11,743
Total Liabilities	293	12,063

NET ASSETS (1)	$568,899	$610,620

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2015 and at December 31, 2014 were 5,200,000 and 5,200,000, respectively.  Net asset value per Share at March 31, 2015 and December 31, 2014 was $109.40 and $117.43, respectively.

See Notes to the Condensed Financial Statements

ETFS PLATINUM TRUST

Schedule of Investments
At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	504,155.8	$683,288	$569,192	100.05%
Total investment in platinum	504,155.8	$683,288	$569,192	100.05%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	514,614.2	$699,924	$622,683	101.98%
Total investment in platinum	514,614.2	$699,924	$622,683	101.98%

See Notes to the Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2015 and 2014

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$885	$1,097
Total expenses	885	1,097

Net investment loss	(885)	(1,097)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on platinum transferred to pay expenses	(107)	29
Realized (loss) / gain on platinum distributed for the redemption of Shares	(3,442)	1,608
Change in unrealized (loss) / gain on investment in platinum	(36,856)	30,644
Total (loss) / gain on platinum	(40,405)	32,281

Change in net assets from operations	$(41,290)	$31,184

Net (decrease) / increase in net assets per Share	$(7.98)	$5.83

Weighted average number of Shares	5,175,000	5,348,333

See Notes to the Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statement of Changes in Net Assets
For the three months ended March 31, 2015 (Unaudited) and the year ended December 31, 2014

	Three Months Ended March 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	5,200,000	$610,620
Net investment loss		(885)
Realized loss on investment in platinum		(3,549)
Change in unrealized loss on investment in platinum		(36,856)
Change in unrealized gain on unsettled creations or redemptions		19
Creations	150,000	17,347
Redemptions	(150,000)	(17,797)
Closing balance at March 31, 2015	5,200,000	$568,899

	Year Year Ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	5,400,000	$715,960
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(4,376)
Realized loss on investment in platinum		(1,394)
Change in unrealized loss on investment in platinum		(77,241)
Change in unrealized loss on unsettled creations or redemptions		(19)
Creations	350,000	47,428
Redemptions	(550,000)	(69,738)
Closing balance at December 31, 2014	5,200,000	$610,620

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

See Notes to the Condensed Financial Statements

ETFS PLATINUM TRUST

Financial Highlights (Unaudited)
For three months ended March 31, 2015 and 2014

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$117.43	$132.59
Income from investment operations:
Net investment loss	(0.17)	(0.21)
Total realized and unrealized gains or losses on investment in platinum	(7.86)	5.86
Change in net assets from operations	(8.03)	5.65

Net asset value per Share at end of period	$109.40	$138.24

Weighted average number of Shares	5,175,000	5,348,333

Expense Ratio
Annualized Sponsor's Fee per Share	0.60%	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%	(0.60)%

Non-Annualized Total Return	(6.84)%	4.26%

See Notes to the Condensed Financial Statements

ETFS PLATINUM TRUST

Notes to the Condensed Financial Statements

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

The accompanying condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

ETFS PLATINUM TRUST

Notes to the Condensed Financial Statements

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

2.1. Basis of Accounting

At the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in platinum at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in platinum at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

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

The adoption of Topic 946 accounting changed the presentation of the Trust’s financial statements prospectively from January 1, 2014.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in platinum	$729,594	$729,594	$-

ETFS PLATINUM TRUST

Notes to the Condensed Financial Statements.

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

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). Platinum is recorded at fair value.. The cost of platinum is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of platinum administered by the London Metal Exchange (“LME”) (the “LME PM Fix”). Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis using cost.

Since December 1, 2014, the LME has been responsible for the administration of the electronic platinum bullion price fixing system (“LMEbullion”) that replicates electronically the previous manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix).

Prior to December 1, 2014, the Trust utilized the London PM Fix as its benchmark for valuation purposes. The London PM Fix for platinum was the price of an ounce of platinum as set by four fixing members of the London Platinum and Palladium Market (“LPPM”) at approximately 2:00 PM, London time, on each working day and was widely accepted among platinum market participants. The London PM Fix was discontinued on November 30, 2014.

Once the value of platinum has been determined, the Net Asset Value (the “NAV”) is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the platinum and all other assets held by the Trust.

The Trust recognizes changes in fair value of the investment in platinum as changes in unrealized gains or losses on investment in platinum through the Statement of Operations.

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

ETFS PLATINUM TRUST

Notes to the Condensed Financial Statements.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2015	December 31, 2014

Level 2
Investment in platinum	$569,192	$622,683

There were no transfers between levels during the period ended March 31, 2015 or the year ended December 31, 2014.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of the platinum is transferred within three business days of the trade date.

Platinum receivable or payable at March 31, 2015 and December 31, 2014 is set out below:

(Amounts in 000's of US$)	March 31, 2015	December 31, 2014
Platinum receivable	$-	$-

Platinum payable	$-	$11,743

ETFS PLATINUM TRUST

Notes to the Condensed Financial Statements.

2. Significant Accounting Policies (Continued)

2.4.  Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants (as defined below) at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.  The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other platinum clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the platinum required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated platinum account, either loco London or loco Zurich, established with the Custodian or a platinum clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2015 and December 31, 2014.

ETFS PLATINUM TRUST

Notes to the Condensed Financial Statements.

2. Significant Accounting Policies (Continued)

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the three months ended March 31, 2015 and for the year ended December 31, 2014 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2015	December 31, 2014
Ounces of platinum
Opening balance	514,614.2	537,256.0
Creations	14,544.3	34,084.7
Redemptions	(24,252.6)	(53,552.5)
Transfers of platinum to pay expenses	(750.1)	(3,174.0)
Closing balance	504,155.8	514,614.2

Investment in platinum
Opening balance	$622,683	$729,594
Creations	17,347	47,428
Redemptions	(29,520)	(71,275)
Realized loss on platinum distributed for the redemption of Shares	(3,442)	(1,507)
Transfers of platinum to pay expenses	(913)	(4,429)
Realized (loss) / gain on platinum transferred to pay expenses	(107)	113
Change in unrealized loss on investment in platinum	(36,856)	(77,241)
Closing balance	$569,192	$622,683

2.7. Expenses / Realized Gains / Losses

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

For the three months ended March 31, 2015 and 2014 the Sponsor’s Fee was $885,125 and $1,097,108, respectively.

At March 31, 2015 and at December 31, 2014, the fees payable to the Sponsor were $293,016 and $320,608, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum.    Other than the Sponsor’s Fee, the Trust had no expenses during the quarters ended March 31, 2015 and 2014.

Unless otherwise directed by the Sponsor, when selling platinum the Trustee will endeavor to sell at the price established by the LME PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such platinum only if the sale transaction is made at the next LME PM Fix or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the cost of the platinum sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

Revenues consist of realized gains / losses resulting from the transfer of platinum for Share redemptions and / or to pay expenses.  Realized gains / losses are recognized on a trade date basis.

ETFS PLATINUM TRUST

Notes to the Condensed Financial Statements.

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

ETFS PLATINUM TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed financial statements and notes to the condensed financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “PPLT”.

Valuation of Platinum and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m., New York time, on such day (the “Evaluation Time”), the Trustee evaluates the platinum held by the Trust and determines the NAV of the Trust..

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

All fees accruing for the day on which the valuation takes place that are computed by reference to the value of the Trust or its assets shall be calculated using the ANAV calculated for such day. The Trustee shall subtract from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

ETFS PLATINUM TRUST

The Quarter Ended March 31, 2015

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $610,619,628 at December 31, 2014 to $568,898,618 at March 31, 2015, a 6.83% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 6.69% from $1,210.00 at December 31, 2014 to $1,129.00 at March 31, 2015.

There was no net movement in outstanding Shares, which were 5,200,000 Shares at December 31, 2014 and March 31, 2015, a result of 150,000 Shares  (3 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during the quarter.

NAV per Share decreased 6.84% from $117.43 at December 31, 2014 to $109.40 at March 31, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fees, which were $885,125 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $124.66 at January 21, 2015 was the highest during the quarter, compared with a low of $105.45 at March 18, 2015.

Decrease in net assets from operations for the quarter ended March 31, 2015 was $41,289,437, resulting from a realized loss of $106,594 on the transfer of platinum to pay expenses, a realized loss of $3,442,057 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $36,855,661 and Sponsor’s Fees of $885,125. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2015 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The condensed financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the condensed financial statements for further discussion of accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2015:

3 Baskets were created.

3 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	platinum per Share
January 2014	2	100,000	0.097
February 2014	-	-	-
March 2014	1	50,000	0.097
	3	150,000	0.097

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: May 8, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.