Form 10-Q
period 2015-06-30
ETFS Platinum Trust
filed 2015-08-06
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

As of August 4, 2015 ETFS Platinum Trust had 5,200,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Statements of Assets and Liabilities
At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: June 30, 2015: $688,413; December 31, 2014: $699,924)	$553,089	$622,683
Total assets	553,089	622,683

LIABILITIES
Fees payable to Sponsor	273	320
Platinum payable	-	11,743
Total Liabilities	273	12,063

NET ASSETS (1)	$552,816	$610,620

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2015 and at December 31, 2014 were 5,300,000 and 5,200,000, respectively.  Net asset values per Share at June 30, 2015 and December 31, 2014  were $104.30 and $117.43, respectively.

See Notes to the Condensed Financial Statements

ETFS PLATINUM TRUST

Schedules of Investments
At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	513,069.6	$688,413	$553,089	100.05%
Total investment in platinum	513,069.6	$688,413	$553,089	100.05%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	514,614.2	$699,924	$622,683	101.98%
Total investment in platinum	514,614.2	$699,924	$622,683	101.98%

See Notes to the Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$849	$1,152	$1,734	$2,249
Total expenses	849	1,152	1,734	2,249

Net investment loss	(849)	(1,152)	(1,734)	(2,249)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on platinum transferred to pay expenses	(160)	69	(267)	98
Realized (loss) / gain on platinum distributed for the redemption of Shares	(4,516)	-	(7,958)	1,607
Change in unrealized (loss) / gain on investment in platinum	(21,228)	32,463	(58,083)	63,106
Total (loss) / gain on platinum	(25,904)	32,532	(66,308)	64,811

Change in net assets from operations	$(26,753)	$31,380	$(68,042)	$62,562

Net (decrease) / increase in net assets per Share	$(5.16)	$5.84	$(13.13)	$11.67

Weighted average number of Shares	5,187,912	5,370,330	5,181,492	5,359,392

See Notes to the Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Changes in Net Assets
For the six months ended June 30, 2015 and the year ended December 31, 2014

	Six Months Ended June 30, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	5,200,000	$610,620
Net investment loss		(1,734)
Realized loss on investment in platinum		(8,225)
Change in unrealized loss on investment in platinum		(58,083)
Change in unrealized gain on unsettled creations or redemptions		19
Creations	450,000	49,684
Redemptions	(350,000)	(39,465)
Closing balance at June 30, 2015	5,300,000	$552,816

	Year Ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	5,400,000	$715,960
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(4,376)
Realized loss on investment in platinum		(1,394)
Change in unrealized loss on investment in platinum		(77,241)
Change in unrealized loss on unsettled creations or redemptions		(19)
Creations	350,000	47,428
Redemptions	(550,000)	(69,738)
Closing balance at December 31, 2014	5,200,000	$610,620

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

See Notes to the Condensed Financial Statements

ETFS PLATINUM TRUST

Financial Highlights (Unaudited)
For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$109.40	$138.24	$117.43	$132.59
Income from investment operations:
Net investment loss	(0.16)	(0.21)	(0.33)	(0.42)
Total realized and unrealized gains or losses on investment in platinum	(4.94)	6.04	(12.80)	11.90
Change in net assets from operations	(5.10)	5.83	(13.13)	11.48

Net asset value per Share at end of period	$104.30	$144.07	$104.30	$144.07

Weighted average number of Shares	5,187,912	5,370,330	5,181,492	5,359,392

Expense Ratio
Annualized Sponsor's Fee per Share	0.60%	0.60%	0.60%	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Non-Annualized Total Return	(4.66)%	4.22%	(11.18)%	8.66%

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

The accompanying condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

ETFS PLATINUM TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Trust.

2.1. Basis of Accounting

At the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC"), Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in platinum at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in platinum at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

Following the release of FASB Accounting Standards Update (“ASU") 2013-08, Topic 946: Amendments to the Scope, Measurement and Disclosure Requirements, the Sponsor has re-evaluated whether the Trust falls within scope and has concluded that for reporting purposes, the Trust is classified as an investment company effective January 1, 2014.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

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

ETFS PLATINUM TRUST

Notes to the Condensed Financial Statements.

2. Significant Accounting Policies (Continued)

2.2. Valuation of Platinum

The Trust follows the provisions of ASC 820, Fair Value Measurements ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Since December 1, 2014, the LME has been responsible for the administration of the electronic platinum bullion price fixing system (“LMEbullion”) that replicates electronically the previous manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. LMEBullion, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix).

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

The Trust recognizes changes in fair value of the investment in platinum as changes in unrealized gains or losses on investment in platinum through the Condensed Statement of Operations.

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

ETFS PLATINUM TRUST

Notes to the Condensed Financial Statements.

2. Significant Accounting Policies (Continued)

2.2. Valuation of Platinum (continued)

Fair Value Hierarchy

ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.
Level 2.

Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

Level 3.

Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2015	December 31, 2014

Level 2
Investment in platinum	$553,089	$622,683

There were no transfers between levels during the period ended June 30, 2015 or the year ended December 31, 2014.

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

ETFS PLATINUM TRUST

Notes to the Condensed Financial Statements.

2. Significant Accounting Policies (Continued)

2.4.  Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants (as defined below) at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.  The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person or entity who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other platinum clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the platinum required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated platinum account, either loco London or loco Zurich, established with the Custodian or a platinum clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2015 and December 31, 2014.

ETFS PLATINUM TRUST

Notes to the Condensed Financial Statements.

2. Significant Accounting Policies (Continued)

2.6. Investment in Platinum

Changes in ounces of platinum and their respective values for the six months ended June 30, 2015 and for the year ended December 31, 2014 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2015	December 31, 2014
Ounces of platinum
Opening balance	514,614.2	537,256.0
Creations	43,585.8	34,084.7
Redemptions	(43,620.3)	(53,552.5)
Transfers of platinum to pay expenses	(1,510.1)	(3,174.0)
Closing balance	513,069.6	514,614.2

Investment in platinum
Opening balance	$622,683	$729,594
Creations	49,684	47,428
Redemptions	(51,188)	(71,275)
Realized loss on platinum distributed for the redemption of Shares	(7,958)	(1,507)
Transfers of platinum to pay expenses	(1,782)	(4,429)
Realized (loss) / gain on platinum transferred to pay expenses	(267)	113
Change in unrealized loss on investment in platinum	(58,083)	(77,241)
Closing balance	$553,089	$622,683

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

For the three months ended June 30, 2015 and 2014 the Sponsor’s Fee was $848,577 and $1,151,603, respectively. For the six months ended June 30, 2015 and 2014 the Sponsor’s Fee was $1,733,702 and $2,248,711, respectively.

At June 30, 2015 and at December 31, 2014, the fees payable to the Sponsor were $272,821 and $320,608, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum.    Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended June 30, 2015 and 2014 and six months ended June 30, 2015 and 2014.

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

Realized gains / losses result from the transfer of platinum for Share redemptions and / or to pay expenses and are recognized on a trade date basis using cost.

2.8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

ETFS PLATINUM TRUST

Notes to the Condensed Financial Statements.

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

4. Concentration of Risk

The Trust’s sole business activity is the investment in platinum and substantially all the Trust’s assets are holdings of platinum, which creates a concentration of risk associated with fluctuations in the price of platinum. Several factors could affect the price of platinum, including: (i) global platinum supply, which is influenced by such factors as production and cost levels in major platinum-producing countries; (ii) global platinum supply and demand which is influenced by such factors as recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations.  In addition, there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Quarter Ended June 30, 2015

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $568,898,618 at March 31, 2015 to $552,816,007 at June 30, 2015, a 2.83% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 4.52% from $1,129.00 at March 31, 2015 to $1,078.00 at June 30, 2015.

There was an increase in outstanding Shares, which rose from 5,200,000 at March 31, 2015 to 5,300,000 at June 30, 2015, a result of 300,000 Shares  (6 Baskets) being created and 200,000 Shares (4 Baskets) being redeemed during the quarter.

NAV per Share decreased 4.66% from $109.40 at March 31, 2015 to $104.30 at June 30, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $848,577 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $113.67 at May 18, 2015 was the highest during the quarter, compared with a low of $102.67 at June 23, 2015.

The decrease in net assets from operations for the quarter ended June 30, 2015 was $26,752,635, resulting from a realized loss of $160,207 on the transfer of platinum to pay expenses, a realized loss of $4,515,848 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $21,228,003 and the Sponsor’s Fee of $848,577. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2015.

The Six Month Period Ended June 30, 2015

The Trust’s NAV decrease from $610,619,628 at December 31, 2014 to $552,816,007 at June 30, 2015, a 9.47% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 10.91% from $1,210.00 at December 31, 2014 to $1,078.00 at June 30, 2015.

There was an increase in outstanding Shares, which rose from 5,200,000 Shares at December 31, 2014 to 5,300,000 at June 30, 2015, a result of 450,000 Shares (9 Baskets) being created and 350,000 Shares (7 Baskets) being redeemed during the period.

NAV per Share decreased 11.18% from $117.43 at December 31, 2014 to $104.30 at June 30, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $1,733,702 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $124.66 at January 21, 2015 was the highest during the period, compared with a low of $102.67 at June 23, 2015.

The decrease in net assets from operations for the period ended June 30, 2015 was $68,042,072, resulting from a realized loss of $266,801 on the transfer of platinum to pay expenses, a realized loss of $7,957,905 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $58,083,664 and the Sponsor’s Fee of $1,733,702. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2015 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2015:

6 Baskets were created.

4 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	platinum per Share
April 2015	3	150,000	0.097
May 2015	-	-	-
June 2015	1	50,000	0.097
	4	200,000	0.097

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: August 6, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.