Form 10-Q
period 2015-09-30
ETFS Platinum Trust
filed 2015-11-06
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

As of November 3, 2015 ETFS Platinum Trust had 4,750,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Statements of Assets and Liabilities
At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: September 30, 2015: $635,503; December 31, 2014: $699,924)	$430,061	$622,683
Total assets	430,061	622,683

LIABILITIES
Fees payable to Sponsor	219	320
Platinum payable	4,386	11,743
Total liabilities	4,605	12,063

NET ASSETS (1)	$425,456	$610,620

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2015 and at December 31, 2014 were 4,850,000 and 5,200,000, respectively.  Net asset values per Share at September 30, 2015 and December 31, 2014  were $87.72 and $117.43, respectively.

See Notes to the Condensed Financial Statements

ETFS PLATINUM TRUST

Schedules of Investments
At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	473,635.8	$635,503	$430,061	101.08%
Total investment in platinum	473,635.8	$635,503	$430,061	101.08%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	514,614.2	$699,924	$622,683	101.98%
Total investment in platinum	514,614.2	$699,924	$622,683	101.98%

See Notes to the Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$739	$1,129	$2,473	$3,377
Total expenses	739	1,129	2,473	3,377

Net investment loss	(739)	(1,129)	(2,473)	(3,377)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on platinum transferred to pay expenses	(241)	83	(508)	181
Realized (loss) / gain on platinum distributed for the redemption of Shares	(14,044)	-	(22,002)	1,607
Change in unrealized loss on investment in platinum	(70,118)	(95,694)	(128,201)	(32,588)
Total (loss) / gain on platinum	(84,403)	(95,611)	(150,711)	(30,800)

Change in net assets from operations	$(85,142)	$(96,740)	$(153,184)	$(34,177)

Net decrease in net assets per Share	$(16.48)	$(17.77)	$(29.59)	$(6.34)

Weighted average number of Shares	5,166,304	5,442,935	5,176,374	5,387,546

See Notes to the Condensed Financial Statements

ETFS PLATINUM TRUST

Condensed Statements of Changes in Net Assets
For the nine months ended September 30, 2015 and the year ended December 31, 2014

	Nine Months Ended September 30, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	5,200,000	$610,620
Net investment loss		(2,473)
Realized loss on investment in platinum		(22,510)
Change in unrealized loss on investment in platinum		(128,201)
Change in unrealized gain on unsettled creations or redemptions		19
Creations	450,000	49,684
Redemptions	(800,000)	(81,683)
Closing balance at June 30, 2015	4,850,000	$425,456

	Year Ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	5,400,000	$715,960
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(4,376)
Realized loss on investment in platinum		(1,394)
Change in unrealized loss on investment in platinum		(77,241)
Change in unrealized loss on unsettled creations or redemptions		(19)
Creations	350,000	47,428
Redemptions	(550,000)	(69,738)
Closing balance at December 31, 2014	5,200,000	$610,620

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

See Notes to the Condensed Financial Statements

ETFS PLATINUM TRUST

Financial Highlights (Unaudited)
For the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$104.30	$144.07	$117.43	$132.59
Income from investment operations:
Net investment loss	(0.14)	(0.21)	(0.48)	(0.63)
Total realized and unrealized gains or losses on investment in platinum	(16.44)	(17.51)	(29.23)	(5.61)
Change in net assets from operations	(16.58)	(17.72)	(29.71)	(6.24)

Net asset value per Share at end of period	$87.72	$126.35	$87.72	$126.35

Weighted average number of Shares	5,166,304	5,442,935	5,176,374	5,387,546

Expense Ratio
Annualized Sponsor's Fee per Share	0.60%	0.60%	0.60%	0.60%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Non-Annualized Total Return	(15.90)%	(12.30)%	(25.30)%	(4.71)%

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

The accompanying condensed financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2015	December 31, 2014

Level 2
Investment in platinum	$430,061	$622,683

There were no transfers between levels during the period ended September 30, 2015 or the year ended December 31, 2014.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2015 and December 31, 2014.

ETFS PLATINUM TRUST

Notes to the Condensed Financial Statements.

2. Significant Accounting Policies (Continued)

2.6. Investment in Platinum

Changes in ounces of platinum and their respective values for the nine months ended September 30, 2015 and for the year ended December 31, 2014 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2015	December 31, 2014
Ounces of platinum
Opening balance	514,614.2	537,256.0
Creations	43,585.8	34,084.7
Redemptions	(82,283.7)	(53,552.5)
Transfers of platinum to pay expenses	(2,280.5)	(3,174.0)
Closing balance	473,635.8	514,614.2

Investment in platinum
Opening balance	$622,683	$729,594
Creations	49,684	47,428
Redemptions	(89,020)	(71,275)
Realized loss on platinum distributed for the redemption of Shares	(22,002)	(1,507)
Transfers of platinum to pay expenses	(2,575)	(4,429)
Realized (loss) / gain on platinum transferred to pay expenses	(508)	113
Change in unrealized loss on investment in platinum	(128,201)	(77,241)
Closing balance	$430,061	$622,683

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

For the three months ended September 30, 2015 and 2014 the Sponsor’s Fee was $739,213 and $1,128,575, respectively. For the nine months ended September 30, 2015 and 2014 the Sponsor’s Fee was $2,472,915 and $3,377,286, respectively.

At September 30, 2015 and at December 31, 2014, the fees payable to the Sponsor were $218,962 and $320,608, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 and 2014.

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

The Quarter Ended September 30, 2015

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $552,816,007 at June 30, 2015 to $425,456,137 at September 30, 2015, a 23.04% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 15.77% from $1,078.00 at June 30, 2015 to $908.00 at September 30, 2015.

There was a decrease in outstanding Shares, which fell from 5,300,000 at June 30, 2015 to 4,850,000 at September 30, 2015, a result of 0 Shares  (0 Baskets) being created and 450,000 Shares (9 Baskets) being redeemed during the quarter.

NAV per Share decreased 15.90% from $104.30 at June 30, 2015 to $87.72 at September 30, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $739,213 for the quarter, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $104.79 at July 2, 2015 was the highest during the quarter, compared with a low of $87.72 at September 30, 2015.

The decrease in net assets from operations for the quarter ended September 30, 2015 was $85,141,554, resulting from a realized loss of $240,538 on the transfer of platinum to pay expenses, a realized loss of $14,044,535 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $70,117,268 and the Sponsor’s Fee of $739,213. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2015.

The Nine Month Period Ended September 30, 2015

The Trust’s NAV decreased  from $610,619,628 at December 31, 2014 to $425,456,137 at September 30, 2015, a 30.32% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 24.96% from $1,210.00 at December 31, 2014 to $908.00 at September 30, 2015.

There was a decrease in outstanding Shares, which fell from 5,200,000 Shares at December 31, 2014 to 4,850,000 at September 30, 2015, a result of 450,000 Shares  (9 Baskets) being created and 800,000 Shares (16 Baskets) being redeemed during the period.

NAV per Share decreased 25.30% from $117.43 at December 31, 2014 to $87.72 at September 30, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which 2,472,915 for the period, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $124.66 at January 21, 2015 was the highest during the period, compared with a low of $87.72 at September 30, 2015.

The decrease in net assets from operations for the period ended September 30, 2015 was $153,183,626, resulting from a realized loss of $507,339 on the transfer of platinum to pay expenses, a realized loss of $22,002,440 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $128,200,932 and the Sponsor’s Fee of $2,472,915. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2015 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2015:

0 Baskets were created.

9 Baskets  were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	platinum per Share
July 2015	2	100,000	0.097
August 2015	1	50,000	0.097
September 2015	6	300,000	0.097
	9	450,000	0.097

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: November 6, 2015	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.