Form 10-K
period 2015-12-31
ETFS Platinum Trust
filed 2016-02-29
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2015 as reported by the NYSE Arca, Inc. on that date: $552,260,000.

As of February 24, 2016, ETFS Platinum Trust has 4,850,000 ETFS Physical Platinum Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $610,619,628 at December 31, 2014 to $399,556,799 at December 31, 2015, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 5,200,000 at December 31, 2014 to 4,750,000 at December 31, 2015.

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

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and the second largest palladium producer. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 80% of the world’s platinum and palladium mine supply in 2014.

World Platinum Supply and Demand 2005-2014

The following table sets forth a summary of the world platinum supply and demand from 2005 to 2014 and is based on information reported by Johnson Matthey,  Platinum 2015 Report.

(thousands of ounces)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Supply
South Africa	5,115	5,295	5,070	4,515	4,635	4,635	4,860	4,110	4,205	3,547
Russia	890	920	915	805	785	825	835	801	725	709
North America	365	345	325	325	260	200	350	306	318	339
Zimbabwe	155	165	170	180	230	280	340	337	410	401
Others	115	105	120	115	115	110	100	126	143	130
Total Supply	6,640	6,830	6,600	5,940	6,025	6,050	6,485	5,680	5,801	5,126

Demand
Autocatalyst	3,795	3,905	4,145	3,655	2,185	3,075	3,185	3,158	3,114	3,270
Chemical	325	395	420	400	290	440	470	452	546	549
Electrical	360	360	255	230	190	230	230	176	218	225
Glass	360	405	470	315	10	385	515	153	97	191
Investment	15	(40)	170	555	660	655	460	450	871	273
Jewelry	2,465	2,195	2,110	2,060	2,810	2,420	2,475	2,783	3,028	2,894
Medical & Biomedical	250	250	230	245	250	230	230	223	214	211
Petroleum	170	180	205	240	210	170	210	112	159	165
Other	225	240	265	290	190	300	320	395	418	423
Total Gross Demand	7,965	7,890	8,270	7,990	6,795	7,905	8,095	7,902	8,665	8,201

Recycling
Autocatalyst	(770)	(860)	(935)	(1,130)	(830)	(1,085)	(1,240)	(1,120)	(1,205)	(1,282)
Electrical	-	-	-	(5)	(10)	(10)	(10)	(22)	(24)	(27)
Jewelry	(500)	(555)	(655)	(695)	(565)	(735)	(810)	(895)	(790)	(762)
Total Recycling	(1,270)	(1,415)	(1,590)	(1,830)	(1,405)	(1,830)	(2,060)	(2,037)	(2,019)	(2,071)

Total Net Demand	6,695	6,475	6,680	6,160	5,390	6,075	6,035	5,865	6,646	6,130

Movements in Stocks	(55)	355	(80)	(220)	635	(25)	450	(185)	(845)	(1,004)

Source: Johnson Matthey PGM Market Report 2015

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 70% of total mine supply over the past five years. Russia is the second largest supplier of platinum. Its share of world production has remained steady at around 14% of total mine supply over the past ten years. Recovery of platinum from autocatalysts is the other main source of supply and provided around 18% of total supply in 2013. This source of supply increases along with autocatalyst production.

Over the past decade, jewelry demand for platinum peaked at 41% of total demand in 2009. Jewelry demand has since declined to 35% total demand in 2014. Autocatalyst demand for platinum accounted for around 40% of total demand at the end of 2014, at around its 5-year average. Investment demand accounted for 3% of the total in 2014, down from 10% in 2013.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in US dollars from January 2006 to January 2016.

Spot Platinum Price
US$/oz
2500
2000
1500
1000
500
0
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016

Source: Bloomberg, ETF Securities. Data from 01/20/2006 to 01/20/2016

In the second half of 2008 platinum prices fell sharply (from a high of $2,276 per ounce in March to a low of $814 per ounce at the end of October 2008) as industrial demand collapsed on the back of the global financial crisis. Prices remained weak in the first few months of 2009 as industrial activity continued to slow. As global manufacturing started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US and China were rebounding on a sustainable basis, platinum continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 in June to a low of $1,369 in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recouping from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 80% of world’s supply of platinum. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close 4 mine shafts and it is looking to sell another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. This pessimism was exacerbated by the fraud at Volkswagen that affected mainly diesel cars. Platinum prices fell 36% between January 2015 to January 2016, to the lowest levels since the financial crisis in 2008.

Operation of the Platinum Market

The global trade in platinum consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global platinum trading.  Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM.  Twelve market making members of the LPPM are currently participating in the electronic LME PM Fix (as described below) process administered by the London Metal Exchange (“LME”) . The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place.

The main centers of the OTC market are London, New York, Hong Kong and Zurich. Mining companies, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small plates or ingots (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Precious metals dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the London Bullion Market Association (“LBMA”) and/or the LPPM. In the OTC market, the standard size of platinum trades between market makers is 1,000 ounces.

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

Since December 1, 2014, the LME has been administering the operation of an electronic platinum bullion price fixing systems (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”) as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

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

The LME PM Fix results from LMEbullion.  Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Twelve LPPM members are currently participating in establishing the LME PM Fix (Barclays Bank PLC, BASF Metals Limited, Credit Suisse, Deutsche Bank AG, Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank PLC, JP Morgan Chase Bank, Standard Chartered Bank, The Bank of Nova Scotia, ScotiaMocatta, The Toronto-Dominion Bank and UBS AG). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non‑electronic processes previously used to establish the applicable London platinum fix where the London platinum fix process adjusted the platinum price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London platinum fix. The LME’s electronic price fixing processes are fully transparent. The LME asserts that its electronic price fixing processes also will be fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Since December 1, 2014, the Sponsor determined that that the London platinum fix, which has been revised based on the new LME method and is now known as the LME PM Fix, will be an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day.  The “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s platinum bullion as of any day will be the LME PM Fix for such day.

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

The Sponsor’s Fee for the year ended December 31, 2015 was $3,123,275 (December 31, 2014: $4,376,182; December 31, 2013:  4,973,343).

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the platinum and the records maintained by them. The most recent inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, on December 31, 2015.

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

•An individual who is treated as a citizen or resident of the United States;

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

A Shareholder that is not a US Shareholder as defined above (other than a partnership, or an entity treated as a partnership for US federal tax purposes) generally is considered a “Non-US Shareholder” for purposes of this discussion. For US federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for US federal income tax purposes, generally depends upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the US federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of the Trust

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis.

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders are also treated as if they directly received their respective pro rata share of the Trust’s income, if any, and as if they directly incurred their respective pro rata share of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of platinum to the Trust in exchange for the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shares are the same as its tax basis and holding period for the platinum delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

When the Trust sells or transfers platinum, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the platinum that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any platinum sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its Share immediately prior to the sale, by a fraction the numerator of which is the amount of platinum sold, and the denominator of which is the total amount of the platinum held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the platinum remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the platinum that was sold.

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

In addition, high-income individuals and certain trusts and estates, are subject to a 3.8% Medicare contribution tax that is imposed on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fees incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the Shares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize  a gain or loss upon a sale of platinum by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

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

United States Information Reporting and Backup Withholding for US and Non-US Shareholders

The Trustee or the appropriate broker will file certain information returns with the IRS, and provides certain tax-related information to Shareholders, in accordance with applicable Treasury Regulations. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses.

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not US persons in order to avoid the backup withholding tax.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

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

Taxation in Jurisdictions other than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction, of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

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

"

Autocatalysts, automobile components that use platinum, accounted for approximately 40% of the net global demand in platinum in 2014. While the automotive sector in China and the US is showing signs of recovery, the European market is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand.

"	A decline in the global automotive industry may impact the price of platinum and affect the price of the Shares.

A continued decline in the automobile industry may have the effect of causing a decline in the prices of platinum and palladium and a corresponding decline in the price of Shares.

Autocatalysts, automobile components that use platinum and palladium, accounted for approximately 40% of the global demand in platinum and 70% of the global demand in palladium in 2014.  Reduced automotive industry sales may result in a decline in autocatalyst demand.  A continued contraction in the global automotive industry may impact the price of platinum and palladium and affect the price of the Shares.

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

The Trust’s Shares are listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares that have been reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2015 and December 31, 2014:

Fiscal Year Ended December 31, 2015: Quarter Ended
	High	Low
March 31, 2015	$124.70	$106.12
June 30, 2015	$114.11	$102.88
September 30, 2015	$104.74	$87.86
December 31, 2015	$98.48	$80.12

Fiscal Year Ended December 31, 2014: Quarter Ended
	High	Low
March 31, 2014	$144.65	$134.15
June 30, 2014	$145.10	$136.66
September 30, 2014	$147.12	$126.29
December 31, 2014	$124.78	$114.35

The number of outstanding Shares of the Trust as of February 24, 2016 was 4,850,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2015	$99.59	$91.75
September 2015	$98.04	$87.86
October 2015	$98.48	$87.36
November 2015	$94.36	$80.12
December 2015	$85.83	$80.25
January 2016	$85.71	$79.13

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

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2015	100,000	0.097
February 2015	-	-
March 2015	50,000	0.097
April 2015	150,000	0.097
May 2015	-	-
June 2015	50,000	0.097
July 2015	100,000	0.097
August 2015	50,000	0.097
September 2015	300,000	0.097
October 2015	100,000	0.097
November 2015	-	-
December 2015	150,000	0.096
Total	1,050,000	0.097

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2014	100,000	0.098
February 2014	-	-
March 2014	100,000	0.098
April 2014	-	-
May 2014	-	-
June 2014	-	-
July 2014	-	-
August 2014	-	-
September 2014	-	-
October 2014	50,000	0.097
November 2014	100,000	0.097
December 2014	200,000	0.097
Total	550,000	0.097

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$403,969	$622,683	$729,594	$724,360	$607,567
Total (loss) / gain on platinum	$(166,168)	$(78,635)	$(51,046)	$21,152	$(119,950)
Change in net assets from operations	$(169,291)	$(83,011)	$(56,019)	$16,563	$(124,547)
Weighted average number of Shares	5,077,671	5,400,822	5,693,973	4,989,754	4,477,260
Net (loss) / gain in net assets per Share	$(33.34)	$(15.37)	$(9.84)	$3.32	$(27.82)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

NAV per Share vs. 1/10th Platinum Fix from December 30, 2009 (the Date of Inception) to December 31, 2015

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

Valuation of Platinum

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich vault premises and whose appointment has been approved by the Sponsor, at its Zurich, Switzerland vaulting premises. Platinum is recorded at fair value. The cost of platinum is determined according to the average cost method and the fair value is based on the LME PM Fix. Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date as the difference between the fair value and cost of platinum transferred.

	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$)
Investment in platinum - cost	614,675	699,924	729,594
Unrealized (loss) / gain on investment in platinum	(210,706)	(77,241)	-
Investment in platinum - fair value	$403,969	$622,683	$729,594

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the platinum and the records maintained by them. The most recent inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, on December 31, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2015 and 2014, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$)
Total (loss) / gain on platinum	$(166,168)	$(78,635)	$(51,046)
Net (loss) / gain from operations	$(169,291)	$(83,011)	$(56,019)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2015

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

The Trust’s NAV decreased  from $610,619,628 at December 31, 2014 to $399,556,799 at December 31, 2015, a 34.57% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 27.93% from $1,210.00 at December 31, 2014 to $872.00 at December 31, 2015 and a decrease in outstanding Shares, which fell from 5,200,000 at December 31, 2014 to 4,750,000 at December 31, 2015, a result of 600,000 Shares (12 Baskets) being created and 1,050,000  Shares (21 Baskets) being redeemed during the year.

The NAV per Share decreased 28.37% from $117.43 at December 31, 2014 to $84.12 at December 31, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was  $3,123,275 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $124.66 at January 21, 2015 was the highest during the year, compared with a low of $79.82 at November 27, 2015.

The decrease in net assets from operations for the year ended December 31, 2015 was $169,291,698, resulting from a realized loss of $790,975 on the transfer of platinum to pay expenses, a realized loss of $31,912,076 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $133,465,371 and Sponsor’s Fees of $3,123,275. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2015.

The year ended December 31, 2014

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

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements

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

Item 8. Financial Statements and Supplementary Data - (Unaudited)

Quarterly Income Statements

Year ended December 31, 2015
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$885	$849	$739	$650	$3,123
Total expenses	885	849	739	650	3,123

Net investment loss	(885)	(849)	(739)	(650)	(3,123)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(107)	(160)	(241)	(283)	(791)
Realized loss on platinum distributed for the redemption of Shares	(3,442)	(4,516)	(14,044)	(9,910)	(31,912)
Change in unrealized loss on investment in platinum	(36,856)	(21,228)	(70,118)	(5,263)	(133,465)
Total loss on platinum	(40,405)	(25,904)	(84,403)	(15,456)	(166,168)

Change in net assets from operations	$(41,290)	$(26,753)	$(85,142)	$(16,106)	$(169,291)

Net decrease in net assets per Share	$(7.98)	$(5.16)	$(16.48)	$(3.37)	$(33.34)

Weighted average number of Shares	5,175,000	5,187,812	5,166,304	4,784,783	5,077,671

Year ended December 31, 2014
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$1,097	$1,152	$1,129	$998	$4,376
Total expenses	1,097	1,152	1,129	998	4,376

Net investment loss	(1,097)	(1,152)	(1,129)	(998)	(4,376)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	29	69	83	(68)	113
Realized gain / (loss) on platinum distributed for the redemption of Shares	1,608	-	-	(3,115)	(1,507)
Change in unrealized gain / (loss) on investment in platinum	30,644	32,463	(95,694)	(44,654)	(77,241)
Total gain / (loss) on platinum	32,281	32,532	(95,611)	(47,837)	(78,635)

Change in net assets from operations	$31,184	$31,380	$(96,740)	$(48,835)	$(83,011)

Net increase / (decrease) in net assets per Share	$5.83	$5.84	$(17.77)	$(8.98)	$(15.37)

Weighted average number of Shares	5,348,333	5,370,330	5,442,935	5,440,217	5,400,822

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-18 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 15, 2015, KPMG LLP replaced Deloitte & Touche LLP as the Trust’s independent registered public accounting firm to audit and report on the financial statements included in the Trust’s Form 10-K and the Trust’s 10-Qs. There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year December 31, 2015.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2015,  the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2015.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Platinum Trust

We have audited ETFS Platinum Trust’s (the Trust) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of the Trust is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of the Trust, including the schedule of investments, as of December 31, 2015, and the related statements of operations, changes in net assets and the financial highlights for the year then ended, and our report dated February29, 2016 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

New York, New York
February 29, 2016

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

Graham Tuckwell – President and Chief Executive Officer

Dr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Ltd in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $16 billion. He is also a director of ANZ ETFS Management (AUS) Limited in Australia. Previously, Dr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Dr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Dr. Tuckwell was awarded with the Degree of Doctor of Australia National University, honoris causa.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. He is also a non-executive director and the Compliance Officer of ETFS Metal Securities Limited, Gold Bullion Securities Limited, ETFS Oil Securities Limited, ETFS Commodity Securities Limited, ETFS Hedged Commodity Securities Limited, ETFS Foreign Exchange Limited, ETFS Hedged Metal Securities Limited, Swiss Commodity Securities Limited and ETFS Equity Securities Limited in Jersey.  Mr. Foulds is a Chartered Accountant (FCA), having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2015, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	554,030	11.42%
Wellington Management Company LLC 280 Congress Street Boston, MA 02210	364,436	7.51%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014

Audit fees - KPMG	$51,167	$-
Audit fees - Deloitte	-	59,270
Audit related fees - KPMG	7,500	-
Audit related fees - Deloitte	52,000	27,350
	$110,667	$86,620

Audit Fees are fees paid to KPMG LLP and Deloitte & Touche LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements

Pre-Approved Policies and Procedures

As referenced in Item 10 above the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to KPMG LLP. Such determinations are made by the Sponsor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements
See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158381 on December 31, 2009

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10K for the fiscal year ended December 31, 2011.

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158381 on December 31, 2009

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158381 on December 31, 2009

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158381 on December 31, 2009

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on form 10-K shall be deemed to be “furnished” and not “filed”.

ETFS PLATINUM TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Platinum Trust

We have audited the accompanying statement of assets and liabilities of ETFS Platinum Trust (the Trust), including the schedule of investments, as of December 31, 2015, and the related statements of operations, changes in net assets and the financial highlights for the year then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of assets and liabilities, including the schedule of investments, as of December 31, 2014, and the related statements of operations for each of the years in the two-year period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for the year ended December 31, 2013, were audited by other independent registered public accountants whose report thereon, dated March 2, 2015, expressed an unqualified opinion on those financial statements and financial highlights.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of ETFS Platinum Trust as of December 31, 2015, the results of its operations, the changes in its net assets and the financial highlights for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Platinum Trust

New York, New York

We have audited the accompanying statement of assets and liabilities of ETFS Platinum Trust (the "Trust"), including the schedule of investments, as of December 31, 2014, and the related statements of operations for each of the two years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and cash flows for the year ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of ETFS Platinum Trust as of December 31, 2014, the results of its operations for the each of the two years in the period ended December 31, 2014, the changes in its net assets and the financial highlights for the year ended December 31, 2014, and changes in its shareholder’s deficit and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08,Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly as discussed in Note 2.1 to the financial statements, the Trust has changed its method of accounting for investment in platinum and changed the presentation of its financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS PLATINUM TRUST

Statements of Assets and Liabilities
At December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: December 31, 2015: $614,675; December 31, 2014: $699,924)	$403,969	$622,683
Total assets	403,969	622,683

LIABILITIES
Fees payable to Sponsor	206	320
Platinum payable	4,206	11,743
Total Liabilities	4,412	12,063

NET ASSETS (1)	$399,557	$610,620

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2015 were 4,750,000 and at December 31, 2014 were 5,200,000.   Net asset value per Share at December 31, 2015 was $84.12 and at December 31, 2014 was $117.43.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Schedules of Investments
At December 31, 2015 and 2014

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	463,267.0	$614,675	$403,969	101.10%
Total investment in platinum	463,267.0	$614,675	$403,969	101.10%
Less liabilities			(4,412)	(1.10)%
Net assets			399,557	100.00%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	514,614.2	$699,924	$622,683	101.98%
Total investment in platinum	514,614.2	$699,924	$622,683	101.98%
Less liabilities			(12,063)	(1.98)%
Net assets			610,620	100.00%

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statements of Operations
For the years ended December 31, 2015, 2014 and 2013

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2015 (1)	December 31, 2014 (1)	December 31, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$3,123	$4,376	$4,973
Total expenses	3,123	4,376	4,973

Net investment loss	(3,123)	(4,376)	(4,973)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on platinum transferred to pay expenses	(791)	113	151
Realized (loss) / gain on platinum distributed for the redemption of Shares	(31,912)	(1,507)	225
Change in unrealized loss on investment in platinum	(133,465)	(77,241)	-
Realized loss on platinum	-	-	(51,422)
Total loss on platinum	(166,168)	(78,635)	(51,046)

Change in net assets from operations	$(169,291)	$(83,011)	$(56,019)

Net decrease in net assets per Share	$(33.34)	$(15.37)	$(9.84)

Weighted average number of Shares	5,077,671	5,400,822	5,693,973

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946.  Refer to Note 2.1 for additional information.

(2)Represents audited amounts prior to the adoption of provisions for an investment company for accounting purposes.   Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statement of Cash Flows
For the year ended December 31, 2013

Year
Ended
December 31, 2013
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of platinum	$-
Cash expenses paid	-
Increase in cash resulting from operations	-

Cash and cash equivalents at beginning of year	-
Cash and cash equivalents at end of year	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of platinum received for creation of Shares	$218,288

Value of platinum distributed for redemption of Shares - at cost	$149,314

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(56,019)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Increase in investment in platinum	(12,714)
Decrease in platinum receivable	7,480
Increase in platinum payable	13,259
Decrease in fees payable to Sponsor	(15)
Increase / (decrease) in redeemable Shares:
Creations	210,808
Redemptions	(162,799)
Net cash provided by operating activities	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of platinum transferred to pay expenses	$4,989

(1)

In accordance with Topic 946, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the years ended December 31, 2015 and 2014.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2015 and 2014

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	5,200,000	$610,620
Net investment loss		(3,123)
Realized loss on investment in platinum		(32,703)
Change in unrealized loss on investment in platinum		(133,465)
Creations	600,000	62,044
Redemptions	(1,050,000)	(103,816)
Closing balance at December 31, 2015	4,750,000	$399,557

	Year Ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	5,400,000	$715,960
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(4,376)
Realized loss on investment in platinum		(1,394)
Change in unrealized loss on investment in platinum		(77,241)
Change in unrealized loss on unsettled creations or redemptions		(19)
Creations	350,000	47,428
Redemptions	(550,000)	(69,738)
Closing balance at December 31, 2014	5,200,000	$610,620

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Statement of Changes in Shareholders’ Deficit
For the year ended December 31, 2013

Year
Ended
December 31, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(46,430)
Net (loss) / gain from operations	(56,019)
Adjustment of redeemable Shares to redemption value	102,449
Shareholders' deficit - closing balance	$-

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Financial Highlights
For the years ended December 31, 2015 and 2014

	Year	Year
	Ended	Ended
	December 31, 2015 (1)	December 31, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$117.43	$132.59
Income from investment operations:
Net investment loss	(0.62)	(0.81)
Total realized and unrealized gains and losses on investment in platinum	(32.69)	(14.35)
Change in net assets from operations	(33.31)	(15.16)

Net asset value per Share at end of year	$84.12	$117.43

Weighted average number of Shares	5,077,671	5,400,822

Expense ratio	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%

Total return, at net asset value	(28.37)%	(11.43)%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946. Refer to Note 2.1 for additional information.

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in platinum at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in platinum at the lower of cost or fair value in accordance with ASC 330, Inventory.

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

1.

Presentation of the Statement of Operations for the year ended December 31, 2013 has been conformed to the current year accounting standards.  A Statement of Changes in Net Assets is required and has been presented for the years ended December 31, 2015 and 2014.

2.	A Schedule of Investments is required and is presented as of December 31, 2015 and 2014
3.	Financial Highlights are required and is presented for the years ended December 31, 2015 and 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the years ended December 31, 2015 and 2014.  Since the adoption of the new accounting principle is prospective, the statement of cash flows for the years ended December 31, 2013 is still presented.

5.	Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of December 31, 2015 and 2014.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in platinum	$729,594	$729,594	$-

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

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). Platinum is recorded at fair value. The cost of platinum is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of platinum administered by the London Metal Exchange (“LME”) (the “LME PM Fix”). Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis using as the difference between the fair value and cost of platinum transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2015	December 31, 2014

Level 2
Investment in platinum	$403,969	$622,683

There were no re-allocations or transfers between levels during the years ended December 31, 2015 or 2014.

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

As the Shares are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Redeemable Capital Shares as of December 31, 2013 and as Net Assets as of December 31, 2015 and 2014.  For the year ended December 31, 2013 the Trust recorded the redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to Shareholders’ Equity.

Changes in Shares for the years ended December 31, 2015 and 2014 are presented in the Statement of Changes in Net Assets. Changes in the Shares for the year ended December 31, 2013 are set out below:

Year
Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013
Number of Redeemable Shares
Opening balance	5,150,000
Creations	1,400,000
Redemptions	(1,150,000)
Closing balance	5,400,000

Redeemable Shares
Opening balance	$770,400
Creations	210,808
Redemptions	(162,799)
Adjustment to redemption value	(102,449)
Closing balance	$715,960

Redemption value per Share at December 31, 2013	$132.59

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

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the years ended December 31, 2015 and 2014 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2015	December 31, 2014
Ounces of platinum
Opening balance	514,614.2	537,256.0
Creations	58,059.6	34,084.7
Redemptions	(106,420.5)	(53,552.5)
Transfers of platinum to pay expenses	(2,986.3)	(3,174.0)
Closing balance	463,267.0	514,614.2

Investment in platinum
Opening balance	$622,683	$729,594
Creations	62,044	47,428
Redemptions	(111,353)	(71,275)
Realized (loss) / gain on platinum distributed for the redemption of Shares	(31,912)	(1,507)
Transfers of platinum to pay expenses	(3,237)	(4,429)
Realized (loss) / gain on platinum transferred to pay expenses	(791)	113
Realized loss on investment in platinum	-	-
Change in unrealized loss on investment in platinum	(133,465)	(77,241)
Closing balance	$403,969	$622,683

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

For the year ended December 31, 2015, the Sponsor’s Fee was $3,123,275  (December 31, 2014: $4,376,182;  December 31, 2013:  $4,973,343).

At December 31, 2015  $205,938 was payable to the Sponsor (December 31, 2014: $320,608).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2015, 2014 and 2013.

Unless otherwise directed by the Sponsor, when selling platinum the Trustee will endeavor to sell at the price established by the LME PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such platinum only if the sale transaction is made at the next LME PM Fix, or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the cost of the platinum sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

Realized gains / losses result from the transfer of platinum for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and cost of the platinum transferred.

2.8. Change of Independent Registered Public Accounting Firm

On December 15, 2015, KPMG LLP replaced Deloitte & Touche LLP as the Trust’s independent registered public accounting firm to audit and report on the financial statements included in the Trust’s Form 10-K and the Trust’s 10-Qs.  The predecessor independent registered public accounting firm’s reports on the Trust’s financial statements for each of the years ending December 31, 2014 and 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the fiscal periods and through December 15, 2015, there were no disagreements between the Trust and the predecessor independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which such disagreements, if not resolved to the satisfaction of the predecessor independent registered public accounting firm, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements for such periods.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date:	February 29, 2016	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 29, 2016	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.