Form 10-Q
period 2016-09-30
ETFS Platinum Trust
filed 2016-11-04
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

As of November 2, 2016 ETFS Platinum Trust had 5,550,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: September 30, 2016: $625,619; December 31, 2015: $614,675)	$511,629	$403,969
Platinum receivable	4,965	-
Total assets	516,594	403,969

LIABILITIES
Fees payable to Sponsor	254	206
Platinum payable	-	4,206
Total Liabilities	254	4,412

NET ASSETS (1)	$516,340	$399,557

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2016 and at December 31, 2015 were 5,200,000 and 4,750,000, respectively.  Net asset values per Share at September 30, 2016 and December 31, 2015 were $99.30 and $84.12, respectively.

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Schedules of Investments
At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	494,805.7	$625,619	$511,629	99.09%
Total investment in platinum	494,805.7	$625,619	$511,629	99.09%
Other assets in excess of liabilities			4,711	0.91%
Net assets			516,340	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	463,267.0	$614,675	$403,969	101.10%
Total investment in platinum	463,267.0	$614,675	$403,969	101.10%
Less liabilities			(4,412)	(1.10)%
Net assets			399,557	100.00%

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Statements of Operations (Unaudited)
For the three months ended September 30, 2016 and 2015  and the nine months ended September 30, 2016 and 2015

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$820	$739	$2,197	$2,473
Total expenses	820	739	2,197	2,473

Net investment loss	(820)	(739)	(2,197)	(2,473)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(154)	(241)	(669)	(508)
Realized loss on platinum distributed for the redemption of Shares	(6,640)	(14,044)	(20,604)	(22,002)
Change in unrealized gain / (loss) on investment in platinum	23,773	(70,118)	96,716	(128,201)
Total gain / (loss) on investment in platinum	16,979	(84,403)	75,443	(150,711)

Change in net assets from operations	$16,159	$(85,142)	$73,246	$(153,184)

Net increase / (decrease) in net assets per Share	$3.08	$(16.48)	$14.49	$(29.59)

Weighted average number of Shares	5,240,761	5,166,304	5,054,015	5,176,374

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Statements of Changes in Net Assets
For the nine months ended September 30, 2016 (Unaudited) and the year ended December 31, 2015

	Nine Months Ended September 30, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	4,750,000	$399,557
Net investment loss		(2,197)
Realized loss on investment in platinum		(21,273)
Change in unrealized gain on investment in platinum		96,716
Change in unrealized gain on unsettled creations or redemptions		19
Creations	1,150,000	111,540
Redemptions	(700,000)	(68,022)
Closing balance at September 30, 2016	5,200,000	$516,340

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	5,200,000	$610,620
Net investment loss		(3,123)
Realized loss on investment in platinum		(32,703)
Change in unrealized loss on investment in platinum		(133,465)
Creations	600,000	62,044
Redemptions	(1,050,000)	(103,816)
Closing balance at December 31, 2015	4,750,000	$399,557

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Financial Highlights (Unaudited)
For the three months ended September 30, 2016 and 2015  and the nine months ended September 30, 2016 and 2015

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$96.08	$104.30	$84.12	$117.43
Income from investment operations:
Net investment loss	(0.16)	(0.14)	(0.43)	(0.48)
Total realized and unrealized gains and losses on investment in platinum	3.38	(16.44)	15.61	(29.23)
Change in net assets from operations	3.22	(16.58)	15.18	(29.71)

Net asset value per Share at end of period	$99.30	$87.72	$99.30	$87.72

Weighted average number of Shares	5,240,761	5,166,304	5,054,015	5,176,374

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value (2)	3.35%	(15.90)%	18.05%	(25.30)%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2016 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

2.1. Basis of Accounting

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946,  Financial Services—Investment Companies,  and has concluded that for reporting purposes, the Trust is classified as an Investment Company.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

2.2. Valuation of Platinum

The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”).  At September 30, 2016, approximately 6% of the Trust’s platinum was held by the Zurich Sub-Custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2016	December 31, 2015

Level 2
Investment in platinum	$511,629	$403,969

There were no transfers between levels during the period ended September 30, 2016 or the year ended December 31, 2015.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2016 and December 31, 2015.

ETFS PLATINUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Platinum

Changes in ounces of platinum and their respective values for the nine months ended September 30, 2016 and for the year ended December 31, 2015 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2016	December 31, 2015
Ounces of platinum
Opening balance	463,267.0	514,614.2
Creations	105,883.6	58,059.6
Redemptions	(72,163.5)	(106,420.5)
Transfers of platinum to pay expenses	(2,181.5)	(2,986.3)
Closing balance	494,805.7	463,267.0

Investment in platinum
Opening balance	$403,969	$622,683
Creations	106,575	62,044
Redemptions	(72,208)	(111,353)
Realized loss on platinum distributed for the redemption of Shares	(20,604)	(31,912)
Transfers of platinum to pay expenses	(2,150)	(3,237)
Realized loss on platinum transferred to pay expenses	(669)	(791)
Change in unrealized gain / (loss) on investment in platinum	96,716	(133,465)
Closing balance	$511,629	$403,969

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

For the three months ended September 30, 2016 and 2015 the Sponsor’s Fee was $820,346 and $739,213, respectively. For the nine months ended September 30, 2016 and 2015 the Sponsor’s Fee was  $2,197,448 and  $2,472,915, respectively.

At September 30, 2016 and at December 31, 2015, the fees payable to the Sponsor were $253,786 and $205,938, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015.

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

The Quarter Ended September 30, 2016

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $499,617,447 at June 30, 2016 to $516,339,883 at September 30, 2016, a 3.35% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 3.50% from $999.00 at June 30, 2016 to $1,034.00 at September 30, 2016.

There was no net movement in outstanding Shares, which remained at 5,200,000 at June 30, 2016 and September 30, 2016, a result of 350,000 Shares (7 Baskets) being created and 350,000 Shares (7 Baskets) being redeemed during the quarter.

NAV per Share increased 3.35% from $96.08 at June 30, 2016 to $99.30 at September 30, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $820,346 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

NAV per Share of $113.60 at August 10, 2016 was the highest during the quarter, compared with a low of $97.21 at September 16, 2016.

The increase in net assets from operations for the quarter ended September 30, 2016 was $16,158,650, resulting from a change in unrealized gain on investment in platinum of $23,772,795 offset by a realized loss of $154,200 on the transfer of platinum to pay expenses, a realized loss of $6,639,600 on platinum distributed for the redemption of Shares, and the Sponsor’s Fee of $820,346. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2016.

The Nine Months Ended September 30, 2016

The Trust’s NAV increased  from $399,556,799 at December 31, 2015 to $516,339,883 at September 30, 2016, a 29.23% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 18.58% from $872.00 at December 31, 2015 to $1,034.00 at September 30, 2016 and an increase in outstanding Shares, which rose from 4,750,000 at December 31, 2015 to 5,200,000 at September 30, 2016, a result of 1,150,000 Shares (23 Baskets) being created and 700,000 Shares (14 Baskets) being redeemed during the period.

NAV per Share increased 18.05% from $84.12 at December 31, 2015 to $99.30 at September 30, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $2,197,448 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

NAV per Share of $113.60 at August 10, 2016 was the highest during the period, compared with a low of $78.50 at January 21, 2016.

The increase in net assets from operations for the period ended September 30, 2016 was $73,245,218, resulting from a change in unrealized gain on investment in platinum of $96,715,502 offset by a realized loss of $668,946 on the transfer of platinum to pay expenses, a realized loss of $20,603,890 on platinum distributed for the redemption of Shares, and the Sponsor’s Fee of $2,197,448. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2016 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2016, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2016:

7 Baskets were created.

7 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	platinum per Share
July 2016	2	100,000	0.096
August 2016	2	100,000	0.096
September 2016	3	150,000	0.096
	7	350,000	0.096

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: November 4, 2016	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.