Form 10-K
period 2016-12-31
ETFS Platinum Trust
filed 2017-02-27
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o ETF Securities USA LLC

405 Lexington Avenue New York, NY	10174
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 918-4954

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
ETFS Physical Platinum Shares	NYSE Arca

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2016 as reported by the NYSE Arca, Inc. on that date: $514,384,000.

As of February 22, 2017, ETFS Platinum Trust has 5,750,000 ETFS Physical Platinum Shares outstanding.

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

The Trust’s Shares at redeemable value increased from $399,556,799 at December 31, 2015 to $473,978,472 at December 31, 2016, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 4,750,000 at December 31, 2015 to 5,450,000 at December 31, 2016.

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

The Sponsor of the registrant maintains an Internet website at www.etfsecurities.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

Investing in the Shares does not insulate the investor from certain risks, including price volatility. See “Risk Factors”.

Overview of the Platinum Industry

Introduction

This section provides a brief introduction to the platinum industry by looking at some of the key participants and detailing the primary sources of demand and supply.

In this annual report, the term “ounces” refers to troy ounces,

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and the second largest palladium producer. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 80% of the world’s platinum and palladium mine supply in 2015.

World Platinum Supply and Demand 2006-2015

The following table sets forth a summary of the world platinum supply and demand from 2006 to 2015 and is based on information reported by Johnson Matthey,  Platinum 2016 Report.

(thousands of ounces)	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Supply
South Africa	5,295	5,070	4,515	4,635	4,635	4,860	4,110	4,208	3,547	4,571
Russia	920	915	805	785	825	835	801	736	700	670
North America	345	325	325	260	200	350	306	318	339	318
Zimbabwe	165	170	180	230	280	340	337	410	401	401
Others	105	120	115	115	110	100	126	163	156	149
Total Supply	6,830	6,600	5,940	6,025	6,050	6,485	5,680	5,835	5,143	6,109

Demand by Application
Autocatalyst	3,905	4,145	3,655	2,185	3,075	3,185	3,158	3,020	3,120	3,267
Chemical	395	420	400	290	440	470	452	528	523	567
Electrical	360	255	230	190	230	230	176	218	225	229
Glass	405	470	315	10	385	515	153	90	212	160
Investment	(40)	170	555	660	655	460	450	871	277	451
Jewelry	2,195	2,110	2,060	2,810	2,420	2,475	2,783	3,028	2,897	2,829
Medical & Biomedical	250	230	245	250	230	230	223	214	213	215
Petroleum	180	205	240	210	170	210	112	159	165	139
Other	240	265	290	190	300	320	395	433	438	439
Total Gross Demand	7,890	8,270	7,990	6,795	7,905	8,095	7,902	8,561	8,070	8,296

Recycling
Autocatalyst	(860)	(935)	(1,130)	(830)	(1,085)	(1,240)	(1,120)	(1,206)	(1,282)	(1,127)
Electrical	-	-	(5)	(10)	(10)	(10)	(22)	(24)	(27)	(29)
Jewelry	(555)	(655)	(695)	(565)	(735)	(810)	(895)	(790)	(762)	(574)
Total Recycling	(1,415)	(1,590)	(1,830)	(1,405)	(1,830)	(2,060)	(2,037)	(2,020)	(2,071)	(1,730)

Total Net Demand	6,475	6,680	6,160	5,390	6,075	6,035	5,865	6,541	5,999	6,566

Movements in Stocks	355	(80)	(220)	635	(25)	450	(185)	(706)	(856)	(457)

Source: Johnson Matthey PGM Market Report 2016

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 70% of total mine supply over the past five years. Russia is the second largest supplier of platinum. Its share of world mine production has remained steady at around 14% of total mine supply over the past ten years. Recovery of platinum from autocatalysts is the other main source of supply and provided around 14% of total supply in 2015. This source of supply increases along with autocatalyst production.

Over the past decade, jewelry demand for platinum peaked at 41% of total demand in 2009. Jewelry demand has since declined to 35% total demand in 2014. Autocatalyst demand for platinum accounted for around 40% of total demand in 2014, at around its 5-year average. Investment demand accounted for 5% of the total in 2014, up from 3% in the previous year, but down from 10% in 2013.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from January 2006 to January 2016.

$2,500
$2,000
$1,500
$1,000
$500
$-
US$/oz
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
Spot Platinum Price

Source: Bloomberg, ETF Securities. Chart data from 01/01/07 to 01/31/17.

In the second half of 2008 platinum prices fell sharply (from a high of $2,276 per ounce in March to a low of $814 per ounce at the end of October 2008) as industrial demand collapsed on the back of the global financial crisis. Prices remained weak in the first few months of 2009 as industrial activity continued to slow. As global manufacturing started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US and China were rebounding on a sustainable basis, platinum continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 per troy ounce in June to a low of $1,369 per troy ounce in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recouping from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 80% of world’s supply of platinum. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close 4 mine shafts and it is looking to sell another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. This pessimism was exacerbated by the fraud at Volkswagen that affected mainly diesel cars. Platinum rose 1.2% in 2016 to $903.5 per ounce   reaching a 2016 high of $1183 per ounce in August.

Operation of the Platinum Market

The global trade in platinum consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global platinum trading.  Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM. Five market making members of the LPPM are currently participating in the electronic LME PM Fix (as described below) process administered by the London Metal Exchange (“LME”) . The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place.

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

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the platinum market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the Commodity Exchange, Inc (“COMEX”), a designated contract market with the CME Group. This period lasts for approximately four hours each New York business day morning.

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

Platinum is traded generally on a “loco Zurich” basis, meaning the precious metal is physically held in vaults in Zurich or is transferred into accounts established in Zurich. As of September 1, 2009, platinum began trading on a “loco London” basis as well, meaning the precious metal is physically held in vaults in London or is transferred into accounts established in London. The basis for settlement and delivery of a loco Zurich spot trade is payment (generally in U.S. Dollars) two business days after the trade date against delivery. Delivery of the platinum can either be by physical delivery or through the clearing systems to an unallocated account.

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams is equivalent to 32.1507465 troy ounces, and one troy ounce is equivalent to 31.1034768 grams. A good delivery platinum plate or ingot is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Platinum Plate or Ingot”). A Good Delivery Platinum Plate or Ingot must contain between 32 and 192 troy ounces of platinum with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The platinum content of a platinum Good Delivery Platinum Plate or Ingot is calculated by multiplying the gross weight by the fineness of the plate or ingot. A Good Delivery Platinum Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the platinum spot price always refers to the “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

Since December 1, 2014, the LME has been administering the operation of an electronic platinum bullion price fixing systems (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks.

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

The LME PM Fix results from LMEbullion.  Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Five LPPM members are currently participating in establishing the LME PM Fix (BASF Metals Limited, Goldman Sachs International, HSBC Bank USA NA, Johnson Matthey plc and Standard Bank plc. Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

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

Futures Exchanges

The most significant platinum futures exchanges are the COMEX and the Tokyo Commodity Exchange, Inc. (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and launched platinum futures in 1956, followed with options in 1990. The TOCOM has been trading platinum since 1984. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the platinum represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX operates through a central clearance system. On June 6, 2003, the TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

Market Regulation

The global platinum markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LPPM, falls under the authority of the Financial Conduct Authority (“FCA”) as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

The FCA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of platinum not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

The TOCOM has authority to perform financial and operational surveillance on its members’ trading activities, scrutinize positions held by members and large-scale customers, and monitor the price movements of futures markets by comparing them with cash and other derivative markets’ prices. To act as a Futures Commission Merchant Broker on the TOCOM, a broker must obtain a license from Japan’s Ministry of Economy, Trade and Industry (“METI”), the regulatory authority that oversees the operations of the TOCOM.

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of platinum bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca,  COMEX, and the London and Zurich platinum bullion markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global platinum market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

Once the value of the platinum has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the platinum and any other assets of the Trust. The resulting figure is the adjusted net asset value (“ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

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

The Sponsor’s Fee for the year ended December 31, 2016 was $2,941,798  (December 31, 2015:  $3,123,275; December 31, 2014:  $4,376,182).

Deposit of Platinum; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each an “Authorized Participant”) can deposit platinum and receive Baskets of Shares in exchange. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of platinum represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

On any business day, an Authorized Participant may place an order with the Trustee to purchase one or more Baskets. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. A purchase order so received is effective on the date it is received in satisfactory form by the Trustee. By placing a purchase order, an Authorized Participant agrees to deposit platinum with the Trust, as described below. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the purchase order (as explained under “Creation and Redemption Transaction Fee” below).

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust not later than the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order (as explained under “Creation and Redemption Transaction Fee” below).

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

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at c/o Ordnance House, 31 Pier Road, St. Helier, Jersey JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s platinum. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA.

The Custodian’s Role

The Custodian is responsible for safekeeping of the Trust platinum deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodian and its other sub-custodians, if any. The Custodian facilitates the transfer of platinum in and out of the Trust through the unallocated platinum accounts it will maintain for each Authorized Participant and the unallocated and allocated platinum accounts it will maintain for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated platinum to be held in London. The Zurich Sub-Custodian holds at its Zurich, Switzerland vault premises that portion of the Trust’s allocated platinum to be held in Zurich on behalf of the Custodian. The Custodian is responsible for allocating specific plates or ingots of physical platinum to the Trust’s allocated platinum account. The Custodian will provide the Trustee with regular reports detailing the platinum transfers in and out of the Trust’s unallocated and allocated platinum accounts and identifying the platinum plates or ingots held in the Trust’s allocated platinum account.

The Custodian’s fees and expenses under the Custody Agreements are paid by the Sponsor.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell platinum or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian. Any such inspection rights with respect to the Zurich Sub-Custodian are expected to be granted in accordance with the normal course of dealing between the Custodian and the Zurich Sub-Custodian.  Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian.  Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the platinum and the records maintained by them. The most recent inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2016.

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

Description of Limited Rights

The Shares do not represent a traditional investment and Shareholders should not view them as similar to “Shares” of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of Shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

The Custodian, as instructed by the Trustee, is authorized to accept, on behalf of the Trust, deposits of platinum in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian will or will require the Zurich Sub-Custodian to allocate platinum deposited in unallocated form with the Trust by selecting plates or ingots of platinum for deposit to the Trust Allocated Account. All physical platinum allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM.

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

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences that generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code. United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

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

When the Trust sells or transfers platinum, for example to pay expenses, a Shareholder generally will recognize a  gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the platinum that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any platinum sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its Share immediately prior to the sale, by a fraction the numerator of which is the amount of platinum sold, and the denominator of which is the total amount of the platinum held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the platinum remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the platinum that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold a pro rata share of the platinum held in the Trust at the time of the sale. Accordingly, the Shareholder generally will recognize a  gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the Shares sold, as determined in the manner described in the preceding paragraph.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including physical platinum, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gains recognized by an individual upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any physical platinum which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

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

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying platinum for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851. We note that in recent administrative guidance, the IRS stated that it will no longer issue rulings under Code section 851(b) relating to the determination of whether or not an instrument or position is a “security”, but, instead, intends to defer to guidance from the SEC for such determination.

United States Information Reporting and Backup Withholding Tax for US and Non-US Shareholders

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

The amount of any backup withholding tax will be allowed as a credit against a Shareholder’s US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

Income Taxation of Non-US Shareholders

The Trust does not expect to generate taxable income except for gain (if any) upon the sale of platinum. A Non-US Shareholder generally is not subject to US federal income tax with respect to gains recognized upon the sale or other disposition of Shares, or upon the sale of platinum by the Trust, unless (1) the Non-US Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-US Shareholder of a trade or business in the United States.

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, only Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) (“Tax Qualified Account”) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible.   The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded Shares in a trust holding precious metals will not be treated as resulting in a taxable distribution to the IRA owner or Tax Qualified Account participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or Tax Qualified Account to the IRA owner or Tax Qualified Account participant, or if any precious metal is received by such IRA or Tax Qualified Account upon the redemption of any of the Shares purchased by it, the Shares or precious metal so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402. Accordingly, potential IRA or Tax Qualified Account investors are urged to consult with their own professional advisors concerning the treatment of an investment in Shares under Code section 408(m).

Item 1A. Risk Factors

Shareholders should consider carefully the risks described below before making an investment decision. Shareholders should also refer to the other information included in this report, including the Trust’s financial statements and the related notes.

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

The Sponsor is unable to ascertain whether the platinum price movements since the commencement of the Trust’s initial public offering on January 8, 2010 were attributable to the Trust’s Basket creation and redemption process or independent metal market forces or both. Nevertheless, the Trust and the Sponsor cannot provide assurance that future Basket creations or redemptions will have no effect on the platinum metal prices and, consequently, Share trading prices.

Since there is no limit on the amount of platinum that the Trust may acquire, the Trust, as it grows, may have an impact on the supply and demand of platinum that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global market for platinum.

The Trust Agreement places no limit on the amount of platinum the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum. The global market for platinum is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2005 and 2015, world platinum mine supply averaged 6.1 million ounces. In 2015,  mine supply measured 6.1 million ounces. If the amount of platinum acquired by the Trust is large enough in relation to global platinum supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum unrelated to other factors affecting the global market for platinum. Such an impact could affect the price for platinum that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

The LME PM Fix may prove unreliable.

Since December 1, 2014, the Trust has utilized the LME PM Fix as the benchmark price for valuing platinum held, received or delivered by the Trust. Prior to December 1, 2014, the Trust utilized the London afternoon platinum fix as its benchmark for valuation purposes. The London afternoon fix for platinum was the price of an ounce of platinum as set by four fixing members of the LPPM at approximately 2:00 PM, London time, on each working day and was widely accepted among platinum market participants. As of the close of business on November 30, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium to a subsidiary company of the LBMA and the administration of platinum price fixing mechanisms to the LME, which now results in, for the purposes of the Trust, the LME PM Fix. The LME has not operated this fixing process previously and the LME PM Fix may, among other things:

•	not behave over time like the London afternoon platinum fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London afternoon platinum fix;
•	result in delays or errors in the determination of a daily benchmark price of platinum;
•	not be as widely accepted as the London afternoon platinum fix; or
•	otherwise prove unreliable.

If the LME PM Fix is unreliable for any reason, the price of platinum and the market price for the Shares may decline or be subject to greater volatility.

Regulatory activity or lawsuits with respect to the historical methods of setting the prices of gold, silver, platinum and palladium, which were used prior to the adoption of the LBMA PM Gold Price in March 2015, the LBMA Silver Price in August 2014 and the LME PM Fix in December 2014, may impact market confidence in the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix.

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last two years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals).

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

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on the Exchange withdraw from participation, the liquidity of the Shares will likely decrease which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their  investment.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act (“CEA”).

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does and will not hold or trade in commodity futures contracts, “commodity instrument” or any other instruments regulated by the CEA, as administered by the CFTC and the NFA. Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

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

Autocatalysts, automobile components that use platinum and palladium, accounted for approximately 40% of the global demand in platinum and 80% of the global demand in palladium in 2015.  Reduced automotive industry sales may result in a decline in autocatalyst demand.  A continued contraction in the global automotive industry may impact the price of platinum and palladium and affect the price of the Shares.

The amount of platinum represented by each Share will decrease over the life of the Trust due to the recurring deliveries of platinum necessary to pay the Sponsor’s Fee in-kind and potential sales of platinum to pay in cash the Trust expenses not assumed by the Sponsor.  Without increases in the prices platinum sufficient to compensate for that decrease, the price of the Shares will also decline proportionately over the life of the Trust.

The amount of platinum represented by each Share decreases each day by the Sponsor’s Fee.  In addition, although the Sponsor has agreed to assume all organizational and certain administrative and marketing expenses incurred by the Trust, in exceptional cases certain Trust expenses may need to be paid by the Trust.  Because the Trust does not have any income, it must either make payments in-kind by deliveries of platinum (as is the case with the Sponsor’s Fee) or it must sell platinum to obtain cash (as in the case of any exceptional expenses).  The result of these sales of platinum and recurring deliveries of platinum to pay the Sponsor’s Fee in-kind is a decrease in the amount of platinum represented by each Share.  New deposits of platinum, received in exchange for new Shares issued by the Trust, will not reverse this trend.

A decrease in the amount of platinum represented by each Share results in a decrease in each Share’s price even if the prices of platinum does not change.  To retain the Share’s original price, the prices of platinum must increase.  Without that increase, the lesser amount of platinum represented by the Share will have a correspondingly lower price.  If this increase does not occur, or is not sufficient to counter the lesser amount of platinum represented by each Share, Shareholders will sustain losses on their investment in Shares.

An increase in Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will require the Trustee to sell larger amounts of platinum, and will result in a more rapid decrease of the amount of platinum represented by each Share and corresponding decrease in its value.

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

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited to the market value of the platinum lost or damaged at the time such negligence, fraud or willful default is discovered by the Custodian provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian or other platinum bullion clearing bank and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another platinum clearing bank, the liability of the platinum clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or investor Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian, the Zurich Sub-Custodian or any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s platinum on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are ICBC Standard Bank plc, The Bank of Nova ScotiaScotiaMocatta, HSBC Bank plc, Union Bank of Switzerland (“UBS”), Brink’s Global Services Inc., Credit Suisse, Malca Amit SA, Zurich and Malca Amit UK Ltd, London.  The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated platinum to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s platinum from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

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

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, willful misconduct or reckless disregard on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust’s Shares are listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares that have been reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2016 and December 31, 2015:

Fiscal Year Ended December 31, 2016: Quarter Ended
	High	Low
March 31, 2016	$96.39	$79.13
June 30, 2016	$103.98	$90.69
September 30, 2016	$113.30	$97.55
December 31, 2016	$96.63	$85.60

Fiscal Year Ended December 31, 2015: Quarter Ended
	High	Low
March 31, 2015	$124.70	$106.12
June 30, 2015	$114.11	$102.88
September 30, 2015	$104.74	$87.86
December 31, 2015	$98.48	$80.12

The number of outstanding Shares of the Trust as of February 22, 2017 was 5,750,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2016	$113.30	$100.71
September 2016	$105.57	$97.55
October 2016	$96.63	$89.58
November 2016	$96.24	$87.03
December 2016	$90.39	$85.60
January 2017	$95.61	$89.99

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

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2016	100,000	0.096
February 2016	-	-
March 2016	50,000	0.096
April 2016	-	-
May 2016	50,000	0.096
June 2016	150,000	0.096
July 2016	100,000	0.096
August 2016	100,000	0.096
September 2016	150,000	0.096
October 2016	-	-
November 2016	100,000	0.096
December 2016	-	-
Total	800,000	0.096

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2015	100,000	0.097
February 2015	-	-
March 2015	50,000	0.097
April 2015	150,000	0.097
May 2015	-	-
June 2015	50,000	0.097
July 2015	100,000	0.097
August 2015	50,000	0.097
September 2015	300,000	0.097
October 2015	100,000	0.097
November 2015	-	-
December 2015	150,000	0.096
Total	1,050,000	0.097

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$474,220	$403,969	$622,683	$729,594	$724,360
Total gain / (loss) on platinum	$10,630	$(166,168)	$(78,635)	$(51,046)	$21,152
Change in net assets from operations	$7,688	$(169,291)	$(83,011)	$(56,019)	$16,563
Weighted average number of Shares	5,144,809	5,077,671	5,400,822	5,693,973	4,989,754
Net increase / (decrease) in net assets per Share	$1.49	$(33.34)	$(15.37)	$(9.84)	$3.32
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

NAV per Share vs. 1/10th Platinum Fix from December 30, 2009 (the Date of Inception) to December 31, 2016

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

Valuation of Platinum

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich vault premises and whose appointment has been approved by the Sponsor, at its Zurich, Switzerland vaulting premises. Platinum is recorded at fair value. The cost of platinum is determined according to the average cost method and the fair value is based on the LME PM Fix. Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date as the difference between the fair value and cost of platinum transferred.

	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$)
Investment in platinum - cost	649,850	614,675	699,924
Unrealized loss on investment in platinum	(175,630)	(210,706)	(77,241)
Investment in platinum - fair value	$474,220	$403,969	$622,683

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the platinum and the records maintained by them. The most recent inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2016.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2016 and 2015, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$)
Total gain / (loss) on platinum	$10,630	$(166,168)	$(78,635)
Net gain / (loss) from operations	$7,688	$(169,291)	$(83,011)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2016

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased  from $399,556,799 at December 31, 2015 to $473,978,472 at December 31, 2016, an 18.63% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 4,750,000 at December 31, 2015 to 5,450,000 at December 31, 2016, a result of 1,500,000 Shares (30 Baskets) being created and 800,000 Shares (16 Baskets) being redeemed during the year and an increase in the price per ounce of platinum, which rose 4.01% from $872.00 at December 31, 2015 to $907.00 at December 31, 2016.

The NAV per Share increased 3.39% from $84.12 at December 31, 2015 to $86.97 at December 31, 2016. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was  $2,941,798 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $113.60 at August 10, 2016 was the highest during the year, compared with a low of $78.50 at January 21, 2016.

The increase in net assets from operations for the year ended December 31, 2016 was $7,688,167, resulting from a  change in unrealized gain on investment in platinum of $35,076,521 offset by a realized loss of $868,804 on the transfer of platinum to pay expenses, a realized loss of $23,577,752 on platinum distributed for the redemption of Shares, and the Sponsor’s Fees of $2,941,798. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2016.

The year ended December 31, 2015

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

The decrease in net assets from operations for the year ended December 31, 2015 was $169,291,698, resulting from a realized loss of $790,975 on the transfer of platinum to pay expenses, a realized loss of $31,912,076 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $133,465,371 and the Sponsor’s Fees of $3,123,275. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2015.

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

Item 8. Financial Statements and Supplementary Data - (Unaudited)

Quarterly Income Statements

Year ended December 31, 2016
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$640	$737	$820	$745	$2,942
Total expenses	640	737	820	745	2,942

Net investment loss	(640)	(737)	(820)	(745)	(2,942)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(299)	(215)	(154)	(201)	(869)
Realized loss on platinum distributed for the redemption of Shares	(8,563)	(5,402)	(6,640)	(2,973)	(23,578)
Change in unrealized gain / (loss) on investment in platinum	55,907	17,036	23,773	(61,639)	35,077
Total gain / (loss) on platinum	47,045	11,419	16,979	(64,813)	10,630

Change in net assets from operations	$46,405	$10,682	$16,159	$(65,558)	$7,688

Net increase / (decrease)in net assets per Share	$9.61	$2.10	$3.08	$(12.11)	$1.49

Weighted average number of Shares	4,831,319	5,087,912	5,240,761	5,415,217	5,144,809

Year ended December 31, 2015
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$885	$849	$739	$650	$3,123
Total expenses	885	849	739	650	3,123

Net investment loss	(885)	(849)	(739)	(650)	(3,123)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(107)	(160)	(241)	(283)	(791)
Realized loss on platinum distributed for the redemption of Shares	(3,442)	(4,516)	(14,044)	(9,910)	(31,912)
Change in unrealized loss on investment in platinum	(36,856)	(21,228)	(70,118)	(5,263)	(133,465)
Total loss on platinum	(40,405)	(25,904)	(84,403)	(15,456)	(166,168)

Change in net assets from operations	$(41,290)	$(26,753)	$(85,142)	$(16,106)	$(169,291)

Net decrease in net assets per Share	$(7.98)	$(5.16)	$(16.48)	$(3.37)	$(33.34)

Weighted average number of Shares	5,175,000	5,187,812	5,166,304	4,784,783	5,077,671

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-16 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2016,  the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2016.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Platinum Trust

We have audited ETFS Platinum Trust’s (the Trust) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and the financial highlights for each of the years in the two-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and financial highlights.

/s/ KPMG LLP

New York, New York
February 24, 2017

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited. He is the founder and chairman of ten other companies issuing exchange-traded products: Gold Bullion Securities Limited, ETFS Metal Securities Australia Limited (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Equity Securities Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Limited in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $20 billion. He is also a director of ANZ ETFS Management (AUS) Limited in Australia. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Mr. Tuckwell was awarded with the Degree of Doctor of Australia National University, honoris causa.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2016, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	551,697	10.1%

Shares indicated as owned were reported on Schedule 13G returns filed by the company listed above. The Trust is unable to determine whether this company is the ultimate beneficial owners of such shares, and if they are not the ultimate beneficial owners, who such beneficial owners are.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015

Audit fees - KPMG	$57,000	$51,167
Audit fees - Deloitte	-	-
Audit related fees - KPMG	18,000	7,500
Audit related fees - Deloitte	12,000	52,000
	$87,000	$110,667

Audit Fees are fees paid by the Sponsor to KPMG LLP and Deloitte & Touche LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements

Pre-Approved Policies and Procedures

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

ETFS PLATINUM TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Sponsor, Trustee and the Shareholders

ETFS Platinum Trust

We have audited the accompanying statements of assets and liabilities of ETFS Platinum Trust (the Trust), including the schedules of investments, as of December 31, 2016 and 2015, and the related statements of operations, changes in net assets and the financial highlights for each of the years in the two-year period ended December 31, 2016. These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The statement of operations and the financial highlights for the year ended December 31, 2014 were audited by other independent registered public accountants whose report thereon, dated March 2, 2015, expressed an unqualified opinion on that financial statement and those financial highlights.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of ETFS Platinum Trust as of December 31, 2016 and 2015, the results of its operations, the changes in its net assets and the financial highlights for each of the years in the two-year period ended December 31, 2016, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 24,  2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders

ETFS Platinum Trust

We have audited the statement of operations, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the results of ETFS Platinum Trust’s operations, the changes in its net assets and the financial highlights for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly, the Trust has changed its method of accounting for investment in bullion and changed the presentation of its financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS PLATINUM TRUST

Statements of Assets and Liabilities
At December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: December 31, 2016: $649,850; December 31, 2015: $614,675)	$474,220	$403,969
Total assets	474,220	403,969

LIABILITIES
Fees payable to Sponsor	242	206
Platinum payable	-	4,206
Total Liabilities	242	4,412

NET ASSETS (1)	$473,978	$399,557

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2016 were 5,450,000 and at December 31, 2015 were 4,750,000.   Net asset value per Share at December 31, 2016 was $86.97 and at December 31, 2015 was $84.12.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Schedules of Investments
At December 31, 2016 and 2015

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	522,844.9	$649,850	$474,220	100.05%
Total investment in platinum	522,844.9	$649,850	$474,220	100.05%
Less liabilities			(242)	(0.05)%
Net assets			473,978	100.00%

	December 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	463,267.0	$614,675	$403,969	101.10%
Total investment in platinum	463,267.0	$614,675	$403,969	101.10%
Less liabilities			(4,412)	(1.10)%
Net assets			399,557	100.00%

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statements of Operations
For the years ended December 31, 2016, 2015 and 2014

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$2,942	$3,123	$4,376
Total expenses	2,942	3,123	4,376

Net investment loss	(2,942)	(3,123)	(4,376)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on platinum transferred to pay expenses	(869)	(791)	113
Realized loss on platinum distributed for the redemption of Shares	(23,578)	(31,912)	(1,507)
Change in unrealized gain / (loss) on investment in platinum	35,077	(133,465)	(77,241)
Total gain / (loss) on platinum	10,630	(166,168)	(78,635)

Change in net assets from operations	$7,688	$(169,291)	$(83,011)

Net increase / (decrease) in net assets per Share	$1.49	$(33.34)	$(15.37)

Weighted average number of Shares	5,144,809	5,077,671	5,400,822

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2016 and 2015

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	4,750,000	$399,557
Net investment loss		(2,942)
Realized loss on investment in platinum		(24,447)
Change in unrealized gain on investment in platinum		35,077
Change in unrealized gain on unsettled creations or redemptions		19
Creations	1,500,000	143,689
Redemptions	(800,000)	(76,975)
Closing balance at December 31, 2016	5,450,000	$473,978

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	5,200,000	$610,620
Net investment loss		(3,123)
Realized loss on investment in platinum		(32,703)
Change in unrealized loss on investment in platinum		(133,465)
Creations	600,000	62,044
Redemptions	(1,050,000)	(103,816)
Closing balance at December 31, 2015	4,750,000	$399,557

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Financial Highlights
For the years ended December 31, 2016, 2015 and 2014

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$84.12	$117.43	$132.59
Income from investment operations:
Net investment loss	(0.57)	(0.62)	(0.81)
Total realized and unrealized gains and losses on investment in platinum	3.42	(32.69)	(14.35)
Change in net assets from operations	2.85	(33.31)	(15.16)

Net asset value per Share at end of year	$86.97	$84.12	$117.43

Weighted average number of Shares	5,144,809	5,077,671	5,400,822

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value	3.39%	(28.37)%	(11.43)%

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

ETFS PLATINUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.2. Valuation of Platinum

The Trust follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures  (“ASC 820”). ASC 820 provides guidance for determining fair value and requires disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). Platinum is recorded at fair value. The cost of platinum is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of platinum administered by the London Metal Exchange (“LME”) (the “LME PM Fix”). Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis using as the difference between the fair value and cost of platinum transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2016	December 31, 2015

Level 2
Investment in platinum	$474,220	$403,969

There were no re-allocations or transfers between levels during the years ended December 31, 2016 and 2015.

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

The amount of bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of bullion to be delivered or distributed by the Trust. In order to ensure that the correct metal is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor’s Fee in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce.

As the Shares of the Trust are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Net Assets.  Changes in Shares are presented in the Statement of Changes in Net Assets.

ETFS PLATINUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.5. Income Taxes

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself will not be subject to US federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Trust has adopted FASB ASC 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740-10 to the Trust, to determine whether or not there are uncertain tax positions in its major jurisdictions that require financial statement recognition. Based on this evaluation, the Sponsor has determined the Trust’s major jurisdictions to be where it is organized and where bullion is held.  No uncertain tax positions have been identified. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the years ended December 31, 2016 and 2015 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2016	December 31, 2015
Ounces of platinum
Opening balance	463,267.0	514,614.2
Creations	144,283.4	58,059.6
Redemptions	(81,759.3)	(106,420.5)
Transfers of platinum to pay expenses	(2,946.2)	(2,986.3)
Closing balance	522,844.9	463,267.0

Investment in platinum
Opening balance	$403,969	$622,683
Creations	143,689	62,044
Redemptions	(81,161)	(111,353)
Realized loss on platinum distributed for the redemption of Shares	(23,578)	(31,912)
Transfers of platinum to pay expenses	(2,907)	(3,237)
Realized loss on platinum transferred to pay expenses	(869)	(791)
Change in unrealized gain / (loss) on investment in platinum	35,077	(133,465)
Closing balance	$474,220	$403,969

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

For the year ended December 31, 2016, the Sponsor’s Fee was $2,941,798  (December 31, 2015: $3,123,275;  December 31, 2014:  $4,376,182).

At December 31, 2016  $241,661 was payable to the Sponsor (December 31, 2015: $205,938).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2016, 2015 and 2014.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date:	February 24, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 24, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.