Form 10-Q
period 2017-06-30
ETFS Platinum Trust
filed 2017-08-07
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

Yes ☐ No ☒

As of August  2, 2017 ETFS Platinum Trust had 5,950,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: June 30, 2017: $660,279; December 31, 2016: $649,850)	$502,667	$474,220
Total assets	502,667	474,220

LIABILITIES
Fees payable to Sponsor	250	242
Total Liabilities	250	242

NET ASSETS (1)	$502,417	$473,978

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2017 were 5,700,000 and at December 31, 2016 were 5,450,000. Net asset values per Share at June 30, 2017 and December 31, 2016 were $88.14 and $86.97, respectively.

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Schedules of Investments
At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	545,192.3	$660,279	$502,667	100.05%
Total investment in platinum	545,192.3	$660,279	$502,667	100.05%
Less liabilities			(250)	(0.05)%
Net assets			502,417	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	522,844.9	$649,850	$474,220	100.05%
Total investment in platinum	522,844.9	$649,850	$474,220	100.05%
Less liabilities			(242)	(0.05)%
Net assets			473,978	100.00%

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Statements of Operations (Unaudited)
For the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$781	$737	$1,555	$1,377
Total expenses	781	737	1,555	1,377

Net investment loss	(781)	(737)	(1,555)	(1,377)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(221)	(215)	(440)	(515)
Realized loss on platinum distributed for the redemption of Shares	(7,084)	(5,402)	(11,894)	(13,964)
Change in unrealized (loss) / gain on investment in platinum	(2,928)	17,036	18,018	72,943
Total (loss) / gain on investment in platinum	(10,233)	11,419	5,684	58,464

Change in net assets from operations	$(11,014)	$10,682	$4,129	$57,087

Net (decrease) / increase in net assets per Share	$(1.92)	$2.10	$0.73	$11.51

Weighted average number of Shares	5,750,549	5,087,912	5,683,149	4,959,615

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Statements of Changes in Net Assets
For the six months ended June 30, 2017 (Unaudited) and the year ended December 31, 2016

	Six Months Ended June 30, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	5,450,000	$473,978
Net investment loss		(1,555)
Realized loss on investment in platinum		(12,334)
Change in unrealized gain on investment in platinum		18,018
Creations	700,000	65,050
Redemptions	(450,000)	(40,740)
Closing balance at June 30, 2017	5,700,000	$502,417

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	4,750,000	$399,557
Net investment loss		(2,942)
Realized loss on investment in platinum		(24,447)
Change in unrealized gain on investment in platinum		35,077
Change in unrealized gain on unsettled creations or redemptions		19
Creations	1,500,000	143,689
Redemptions	(800,000)	(76,975)
Closing balance at December 31, 2016	5,450,000	$473,978

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Financial Highlights (Unaudited)
For the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$90.00	$94.01	$86.97	$84.12
Income from investment operations:
Net investment loss	(0.14)	(0.14)	(0.27)	(0.28)
Total realized and unrealized gains and losses on investment in platinum	(1.72)	2.21	1.44	12.24
Change in net assets from operations	(1.86)	2.07	1.17	11.96

Net asset value per Share at end of period	$88.14	$96.08	$88.14	$96.08

Weighted average number of Shares	5,750,549	5,087,912	5,683,149	4,959,615

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value (2)	(2.07)%	2.20%	1.35%	14.22%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At June 30, 2017, approximately 5% of the Trust’s platinum was held by the Zurich Sub-Custodian.

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

The LME is responsible for the administration of the electronic platinum price fixing system (“LMEbullion”) as well as providing electronic market clearing processes for platinum transactions at the fixed prices established by the LME pricing mechanism. LMEbullion establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the LME AM Fix) and 2:00 p.m. London time (the LME PM Fix).

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2017	December 31, 2016

Level 2
Investment in platinum	$502,667	$474,220

There were no transfers between levels during the six months ended June 30, 2017, or the year ended December 31, 2016.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2017 and December 31, 2016.

ETFS PLATINUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Platinum

Changes in ounces of platinum and their respective values for the six months ended June 30, 2017 and for the year ended December 31, 2016 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2017	December 31, 2016
Ounces of platinum
Opening balance	522,844.9	463,267.0
Creations	67,041.3	144,283.4
Redemptions	(43,075.1)	(81,759.3)
Transfers of platinum to pay expenses	(1,618.8)	(2,946.2)
Closing balance	545,192.3	522,844.9

Investment in platinum
Opening balance	$474,220	$403,969
Creations	65,050	143,689
Redemptions	(40,740)	(81,161)
Realized loss on platinum distributed for the redemption of Shares	(11,894)	(23,578)
Transfers of platinum to pay expenses	(1,547)	(2,907)
Realized loss on platinum transferred to pay expenses	(440)	(869)
Change in unrealized gain on investment in platinum	18,018	35,077
Closing balance	$502,667	$474,220

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

For the three months ended June 30, 2017 and 2016 the Sponsor’s Fee was $781,228 and $736,833, respectively. For the six months ended June 30, 2017 and 2016 the Sponsor’s Fee was $1,554,863 and $1,377,103, respectively.

At June 30, 2017 and at December 31, 2016, the fees payable to the Sponsor were $250,102 and $241,661, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended June 30, 2017 and 2016.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on December 30, 2009. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It does not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

The Quarter Ended June 30, 2017

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $517,494,897 at March 31, 2017 to $502,417,243 at June 30, 2017, a 2.91% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a  decrease in the price per ounce of platinum, which fell 1.91% from $940.00 at March 31, 2017 to $922.00 at June 30, 2017 and a  decrease in outstanding Shares, which fell from 5,750,000 Shares at March 31, 2017 to 5,700,000 Shares at June 30, 2017, a result of 200,000 Shares (4 Baskets) being created and 250,000 Shares (5 Baskets) being redeemed during the quarter.

The NAV per Share decreased 2.07% from $90.00 at March 31, 2017 to $88.14 at June 30, 2017. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $781,228 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $94.28 at April 18, 2017 was the highest during the quarter, compared with a low of $85.83 at May 4, 2017.

The decrease in net assets from operations for the quarter ended June 30, 2017 was $11,015,206, resulting from a change in unrealized loss on investment in platinum of $2,928,717,  a realized loss of $220,959 on the transfer of platinum to pay expenses, a realized loss of $7,084,301 on platinum distributed for the redemption of Shares, and the Sponsor’s Fee of $781,228. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2017.

The Six Months Ended June 30, 2017

The Trust’s NAV increased  from $473,978,472 at December 31, 2016 to $502,417,243 at June 30, 2017, a 6.00% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 1.65% from $907.00 at December 31, 2016 to $922.00 at June 30, 2017 and an increase in outstanding Shares, which rose from 5,450,000 Shares at December 31, 2016 to 5,700,000 Shares at June 30, 2017, a result of 700,000 Shares (14 Baskets) being created and 450,000 Shares (9 Baskets) being redeemed during the period.

The NAV per Share increased 1.35% from $86.97 at December 31, 2016 to $88.14 at June 30, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $1,554,863 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $98.96 at February 27, 2017 was the highest during the period, compared with a low of $85.83 at May 4, 2017.

The increase in net assets from operations for the period ended June 30, 2017 was $4,128,665, resulting from a change in unrealized gain on investment of platinum of $18,017,607, offset by a realized loss of $439,770 on the transfer of platinum to pay expenses, a realized loss of $11,894,310 on platinum distributed for the redemption of Shares, and the Sponsor’s Fee of $1,554,863. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2017 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2017:

4 Baskets were created.

5 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	platinum per Share
April 2017	-	-	-
May 2017	4	200,000	0.096
June 2017	1	50,000	0.096
	5	250,000	0.096

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: August 4, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.