Form 10-Q
period 2017-09-30
ETFS Platinum Trust
filed 2017-11-06
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

c/o ETF Securities USA LLC
405 Lexington Avenue
New York, NY	10174
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(646)  846-3130

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountancy standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 1, 2017, ETFS Platinum Trust had 6,250,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: September 30, 2017: $658,371; December 31, 2016: $649,850)	$505,210	$474,220
Platinum receivable	4,391	-
Total assets	509,601	474,220

LIABILITIES
Fees payable to Sponsor	252	242
Total Liabilities	252	242

NET ASSETS (1)	$509,349	$473,978

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2017 were 5,800,000 and at December 31, 2016 were 5,450,000. Net asset values per Share at September 30, 2017 and December 31, 2016 were $87.82 and $86.97, respectively.

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Schedules of Investments
At September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	549,141.6	$658,371	$505,210	99.19%
Total investment in platinum	549,141.6	$658,371	$505,210	99.19%
Assets in excess of liabilities			4,139	0.81%
Net assets			$509,349	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	522,844.9	$649,850	$474,220	100.05%
Total investment in platinum	522,844.9	$649,850	$474,220	100.05%
Less liabilities			(242)	(0.05)%
Net assets			$473,978	100.00%

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Statements of Operations (Unaudited)
For the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$793	$820	$2,348	$2,197
Total expenses	793	820	2,348	2,197

Net investment loss	(793)	(820)	(2,348)	(2,197)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(220)	(154)	(660)	(669)
Realized loss on platinum distributed for the redemption of Shares	(4,463)	(6,640)	(16,357)	(20,604)
Change in unrealized gain on investment in platinum	4,451	23,773	22,469	96,716
Total (loss) / gain on investment in platinum	(232)	16,979	5,452	75,443

Change in net assets from operations	$(1,025)	$16,159	$3,104	$73,246

Net (decrease) / increase in net assets per Share	$(0.18)	$3.08	$0.54	$14.49

Weighted average number of Shares	5,820,109	5,240,761	5,729,304	5,054,015

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Statements of Changes in Net Assets
For the nine months ended September 30, 2017 (Unaudited) and the year ended December 31, 2016

	Nine Months Ended September 30, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	5,450,000	$473,978
Net investment loss		(2,348)
Realized loss on investment in platinum		(17,017)
Change in unrealized gain on investment in platinum		22,469
Creations	1,000,000	91,445
Redemptions	(650,000)	(59,178)
Closing balance at September 30, 2017	5,800,000	$509,349

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	4,750,000	$399,557
Net investment loss		(2,942)
Realized loss on investment in platinum		(24,447)
Change in unrealized gain on investment in platinum		35,077
Change in unrealized gain on unsettled creations or redemptions		19
Creations	1,500,000	143,689
Redemptions	(800,000)	(76,975)
Closing balance at December 31, 2016	5,450,000	$473,978

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Financial Highlights (Unaudited)
For the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$88.14	$96.08	$86.97	$84.12
Income from investment operations:
Net investment loss	(0.14)	(0.16)	(0.41)	(0.43)
Total realized and unrealized gains and losses on investment in platinum	(0.18)	3.38	1.26	15.61
Change in net assets from operations	(0.32)	3.22	0.85	15.18

Net asset value per Share at end of period	$87.82	$99.30	$87.82	$99.30

Weighted average number of Shares	5,820,109	5,240,761	5,729,304	5,054,015

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value (2)	(0.36)%	3.35%	0.98%	18.05%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Notes to the Financial Statements

1. Organization

The ETFS Platinum Trust (the “Trust”) is an investment trust formed on December 30, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds platinum bullion and issues ETFS Physical Platinum Shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At September 30, 2017, approximately 5% of the Trust’s platinum was held by the Zurich Sub-Custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2017	December 31, 2016

Level 2
Investment in platinum	$505,210	$474,220

There were no transfers between levels during the nine months ended September 30, 2017, or the year ended December 31, 2016.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of the platinum is transferred within three business days of the trade date, and for all orders accept on or after September 5, 2017, ownership of platinum is transferred within two business days of the trade date..

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective as of September 5, 2017, the typical settlement period for Shares is two business days. Prior to September 5, 2017, the typical settlement period for Shares was three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When platinum is exchanged in settlement of a  redemption, it is considered a sale of platinum for financial statement purposes.

The amount of platinum represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of platinum to be delivered or distributed by the Trust. In order to ensure that the correct amount of platinum is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of platinum.

As the Shares are subject to redemption at the option of Authorized Participants, the Trust has classified the outstanding Shares as Net Assets. Changes in the number of Shares outstanding are presented in the Statement of Changes in Net Assets.

2.5. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2017 and December 31, 2016.

ETFS PLATINUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Platinum

Changes in ounces of platinum and their respective values for the nine months ended September 30, 2017 and for the year ended December 31, 2016 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2017	December 31, 2016
Ounces of platinum
Opening balance	522,844.9	463,267.0
Creations	90,932.5	144,283.4
Redemptions	(62,176.4)	(81,759.3)
Transfers of platinum to pay expenses	(2,459.4)	(2,946.2)
Closing balance	549,141.6	522,844.9

Investment in platinum
Opening balance	$474,220	$403,969
Creations	87,054	143,689
Redemptions	(59,178)	(81,161)
Realized loss on platinum distributed for the redemption of Shares	(16,357)	(23,578)
Transfers of platinum to pay expenses	(2,338)	(2,907)
Realized loss on platinum transferred to pay expenses	(660)	(869)
Change in unrealized gain on investment in platinum	22,469	35,077
Closing balance	$505,210	$474,220

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

For the three months ended September 30, 2017 and 2016 the Sponsor’s Fee was $793,532 and $820,346, respectively. For the nine months ended September 30, 2017 and 2016 the Sponsor’s Fee was $2,348,395 and $2,197,448, respectively.

At September 30, 2017 and at December 31, 2016, the fees payable to the Sponsor were $251,788 and $241,661, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016.

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

4. Concentration of Risk

The Trust’s sole business activity is the investment in platinum, and substantially all the Trust’s assets are holdings of platinum which creates a concentration risk associated with fluctuations in the price of platinum. Several factors could affect the price of platinum, including: (i) global platinum supply and demand, which is influenced by factors such as production and cost levels in major platinum-producing countries, recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

ETFS PLATINUM TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial condition, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

The Quarter Ended September 30, 2017

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $502,417,243 at June 30, 2017 to $509,349,409 at September 30, 2017, a 1.38% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an  increase in outstanding Shares, which rose from 5,700,000 Shares at June 30, 2017 to 5,800,000 Shares at September 30, 2017, a result of 300,000 Shares (6 Baskets) being created and 200,000 Shares (4 Baskets) being redeemed during the quarter.

There was a decrease in the price per ounce of platinum, which fell 0.22% from $922.00 at June 30, 2017 to $920.00 at September 30, 2017.

The NAV per Share decreased 0.36% from $88.14 at June 30, 2017 to $87.82 at September 30, 2017. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $793,532 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $96.83 at September 8, 2017 was the highest during the quarter, compared with a low of $85.16 at July 11, 2017.

The decrease in net assets from operations for the quarter ended September 30, 2017 was $1,025,019, resulting from a change in unrealized gain on investment in platinum of $4,451,097,  offset by a realized loss of $219,477 on the transfer of platinum to pay expenses, a realized loss of $4,463,107 on platinum distributed for the redemption of Shares, and the Sponsor’s Fee of $793,532. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2017.

The Nine Months Ended September 30, 2017

The Trust’s NAV increased  from $473,978,472 at December 31, 2016 to $509,349,409 at September 30, 2017, a 7.46% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 5,450,000 Shares at December 31, 2016 to 5,800,000 Shares at September 30, 2017, a result of 1,000,000 Shares (20 Baskets) being created and 650,000 Shares (13 Baskets) being redeemed during the period.

There was an increase in the price per ounce of platinum, which rose 1.43% from $907.00 at December 31, 2016 to $920.00 at September 30, 2017.

The NAV per Share increased 0.98% from $86.97 at December 31, 2016 to $87.82 at September 30, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $2,348,395 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $98.96 at February 27, 2017 was the highest during the period, compared with a low of $85.16 at July 11, 2017.

The increase in net assets from operations for the period ended September 30, 2017 was $3,103,646, resulting from a change in unrealized gain on investment of platinum of $22,468,704, offset by a realized loss of $659,247 on the transfer of platinum to pay expenses, a realized loss of $16,357,416 on platinum distributed for the redemption of Shares, and the Sponsor’s Fee of $2,348,395. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2017 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2017, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2017:

6 Baskets were created.

4 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	platinum per Share
July 2017	-	-	-
August 2017	3	150,000	0.096
September 2017	1	50,000	0.096
	4	200,000	0.096

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ETFS PLATINUM TRUST

Item 6. Exhibits

(a) Exhibits

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: November 3, 2017	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.