Form 10-K
period 2017-12-31
ETFS Platinum Trust
filed 2018-02-27
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o ETF Securities USA LLC
405 Lexington Avenue New York, NY	10174
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(646)  846 3130

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
ETFS Physical Platinum Shares	NYSE Arca

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2017 as reported by the NYSE Arca, Inc. on that date: $503,595,000.

As of February 21, 2018, ETFS Platinum Trust has 6,050,000 ETFS Physical Platinum Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the words, “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other words suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in the Risk Factors section herein.

PART I

Item 1. Business

The purpose of the ETFS Platinum Trust (the “Trust”) is to own platinum transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of platinum bullion. The Trust was formed on December 30, 2009 when an initial deposit of platinum was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $473,978,472 at December 31, 2016 to $565,458,736 at December 31, 2017, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 5,450,000 at December 31, 2016 to 6,400,000 at December 31, 2017.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

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

In this annual report, the term “ounces” refers to troy ounces.

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producer. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 77% of platinum and palladium mine supply in 2016.

World Platinum Supply and Demand 2007-2016

The following table sets forth a summary of the world platinum supply and demand from 2007 to 2016 and is based on information reported by Johnson Matthey,  Platinum 2017 Report.

(thousands of ounces)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Supply
South Africa	5,070	4,515	4,635	4,635	4,860	4,110	4,208	3,547	4,571	4,392
Russia	915	805	785	825	835	801	736	700	670	723
North America	325	325	260	200	350	306	318	339	316	338
Zimbabwe	170	180	230	280	340	337	410	401	401	489
Others	120	115	115	110	100	126	163	156	151	161
Total Supply	6,600	5,940	6,025	6,050	6,485	5,680	5,835	5,143	6,109	6,103

Demand by Application
Autocatalyst	4,145	3,655	2,185	3,075	3,185	3,158	3,000	3,103	3,264	3,318
Chemical	420	400	290	440	470	452	528	523	539	545
Electrical	255	230	190	230	230	176	218	225	229	235
Glass	470	315	10	385	515	153	100	212	160	242
Investment	170	555	660	655	460	450	871	277	451	620
Jewelry	2,110	2,060	2,810	2,420	2,475	2,783	3,028	2,897	2,824	2,446
Medical & Biomedical	230	245	250	230	230	223	214	214	215	217
Petroleum	205	240	210	170	210	112	159	165	142	143
Other	265	290	190	300	320	395	433	438	447	461
Total Gross Demand	8,270	7,990	6,795	7,905	8,095	7,902	8,551	8,054	8,271	8,227

Recycling
Autocatalyst	(935)	(1,130)	(830)	(1,085)	(1,240)	(1,120)	(1,206)	(1,272)	(1,110)	(1,152)
Electrical	-	(5)	(10)	(10)	(10)	(22)	(24)	(27)	(29)	(32)
Jewellery	(655)	(695)	(565)	(735)	(810)	(895)	(790)	(762)	(574)	(738)
Total Recycling	(1,590)	(1,830)	(1,405)	(1,830)	(2,060)	(2,037)	(2,020)	(2,061)	(1,713)	(1,922)

Total Net Demand	6,680	6,160	5,390	6,075	6,035	5,865	6,531	5,993	6,558	6,305

Movements in Stocks	(80)	(220)	635	(25)	450	(185)	(696)	(850)	(449)	(202)

Source: Johnson Matthey PGM Market Report 2017

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 70% of total mine supply over the past five years. Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 13% of total mine supply over the past ten years. Recovery of platinum from autocatalysts is the other main source of supply and provided around 14% of total supply in 2016. This source of supply increases along with autocatalyst production.

Over the past decade, jewelry demand for platinum peaked at 41% of total demand in 2009. Jewelry demand has since declined to 30% total demand in 2016. Autocatalyst demand for platinum accounted for around 40% of total demand at the end of 2016, at around its 5-year average. Investment demand accounted for 8% of the total in 2016,  up from 5% in 2015.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 2007 to December 2017.

$2,500
$2,000
$1,500
$1,000
$500
$-
US$/oz
Spot Platinum Price
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017

Source: Bloomberg, ETF Securities. Chart data from 12/31/07 to 12/31/17.

In the second half of 2008 platinum prices fell sharply (from a high of $2,276 per ounce in March to a low of $814 per ounce at the end of October 2008) as industrial demand collapsed on the back of the global financial crisis. Prices remained weak in the first few months of 2009 as industrial activity continued to slow. As global manufacturing started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US and China were rebounding on a sustainable basis, platinum and palladium continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 per troy ounce in June to a low of $1,369 per troy ounce in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recovering from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 70% of world’s supply of platinum.  A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply.  However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa’s economy and its currency the South African Rand weighed on platinum prices throughout 2017. This pessimism was exacerbated by the fraud at Volkswagen that affected mainly diesel cars.  Platinum rose 3% in 2017 to $931 per ounce reaching a 2017 high of $1,030 per ounce in February 2017 and a low of $880 per ounce in December 2017.

Operation of the Platinum Market

The global trade in platinum consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global platinum trading.  Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM. Five market making members of the LPPM are currently participating in the electronic LME PM Fix (as described below) process administered by the London Metal Exchange (“LME”). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place.

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

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the platinum market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the Commodity Exchange, Inc. (“COMEX”), a designated contract market with the CME Group. This period lasts for approximately four hours each New York business day morning.

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

The LME PM Fix results from LMEbullion.  Formal participation in the LME PM Fix is limited to participating LPPM members, each of which is a bullion dealer. Five LPPM members are currently participating in establishing the LME PM Fix (BASF Metals Limited, Goldman Sachs International, HSBC Bank USA NA, Johnson Matthey plc and ICBC Standard Bank plc. Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

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

Futures Exchanges

The most significant platinum futures exchanges are the COMEX and the Tokyo Commodity Exchange, Inc. (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and launched platinum futures in 1956, followed with options in 1990. The TOCOM has been trading platinum since 1984. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the platinum represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades platinum futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, the TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

The US Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps. In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in the interstate commerce as spot as well as deliverable forwards.

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

The Sponsor’s Fee for the year ended December 31, 2017 was $3,185,762  (December 31, 2016:  $2,941,798; December 31, 2015:  $3,123,275).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Deposit of Platinum; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. Only registered broker-dealers (or other securities market participants not required to register as broker-dealers such as banks or other financial institutions) who (1) are participants in the DTC and (2) have entered into written agreements with the Sponsor and the Trustee (each an “Authorized Participant”) can deposit platinum and receive Baskets of Shares in exchange. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of platinum represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account, either loco London or loco Zurich, with the required platinum deposit amount by the second business day in London or Zurich following the purchase order date. Upon receipt of the platinum deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the platinum deposit amount from the Authorized Participant Unallocated Account to the unallocated platinum account of the Trust established with the Custodian under the Unallocated Account Agreement between the Trustee and the Custodian (the “Trust Unallocated Account”) and the Trustee will direct the Depository Trust Company (the “DTC”) to credit the number of Baskets ordered to the Authorized Participant’s DTC account. Acting on standing instructions given by the Trustee, the Custodian will transfer the platinum deposit amount from the Trust Unallocated Account to the allocated platinum account of the Trust established with the Custodian under the Allocated Account Agreement between the Trustee and the Custodian (the “Trust Allocated Account”), by transferring specific platinum plates or ingots from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Trust’s Unallocated Account Agreement and Allocated Account Agreement are referred to collectively as the “Custody Agreements.”

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust not later than the second business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order (as explained under “Creation and Redemption Transaction Fee” below).

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account, either loco London or loco Zurich, representing the amount of the platinum held by the Trust evidenced by the Shares being redeemed. Fractions of a fine ounce of platinum included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions are subject to the deduction of any applicable tax or other governmental charges which may be due. If a loco swap or physical transfer is necessary to effect a loco London or loco Zurich redemption, the settlement of loco London or loco Zurich redemption deliveries may be delayed more than two, but not more than five, business days.

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

Change in Settlement Cycle

Pursuant to an SEC rule amendment adopted in March 2017, the standard settlement cycle for most securities transactions by broker-dealers was shortened from three business days after the trade date (“T+3 Settlement”) to two business days following the trade date (“T+2 Settlement”), effective as of September 5, 2017.  Consistent with the rule amendment, beginning on September 5, 2017, the creation and redemption processes for the Trust changed from T+3 Settlement to T+2 Settlement.  Creation and redemption orders placed before September 5, 2017 were not subject to this change.

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at c/o ETF Securities Limited, Ordnance House, 31 Pier Road, St. Helier, Jersey, JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Custodian’s Role

The Custodian is responsible for safekeeping of the Trust platinum deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodian and its other sub-custodians, if any. The Custodian facilitates the transfer of platinum in and out of the Trust through the unallocated platinum accounts it will maintain for each Authorized Participant and the unallocated and allocated platinum accounts it will maintain for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated platinum to be held in London. The Zurich Sub-Custodian holds at its Zurich, Switzerland vault premises that portion of the Trust’s allocated platinum to be held in Zurich on behalf of the Custodian. The Custodian is responsible for allocating specific plates or ingots of physical platinum to the Trust’s allocated platinum account. The Custodian provides the Trustee with regular reports detailing the platinum transfers in and out of the Trust’s unallocated and allocated platinum accounts and identifying the platinum plates or ingots held in the Trust’s allocated platinum account.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the platinum and the records maintained by them. The most recent inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2017.

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

Custody of the Trust’s Platinum

Custody of the physical platinum deposited with and held by the Trust is provided by the Custodian at its London, England vaults and by the Zurich Sub-Custodian selected by the Custodian in its Zurich, Switzerland vaults and by other sub-custodians on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LPPM.

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

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of platinum in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian will or will require the Zurich Sub-Custodian to allocate platinum deposited in unallocated form with the Trust by selecting plates or ingots of platinum for deposit to the Trust Allocated Account. All physical platinum allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM.

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

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences that generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code. United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares, including substantial changes to the Code made in the recently enacted Tax Cuts and Jobs Act (P.L. 115-97).

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

Shareholders will be required to recognize  a gain or loss upon a sale of platinum by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes. As a result of the recently enacted Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

It is anticipated that the Shares will constitute “publicly offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, only Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

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

The Trust Agreement places no limit on the amount of platinum the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum. The global market for platinum is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. Between 2005 and 2015, world platinum mine supply averaged 6.1 million ounces. In 2016, mine supply measured 6.0 million ounces.  If the amount of platinum acquired by the Trust is large enough in relation to global platinum supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum unrelated to other factors affecting the global market for platinum. Such an impact could affect the price for platinum that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

The LME PM Fix may prove unreliable.

Since December 1, 2014, the Trust has utilized the LME PM Fix as the benchmark price for valuing platinum held, received or delivered by the Trust. Prior to December 1, 2014, the Trust utilized the London afternoon platinum fix as its benchmark for valuation purposes. The London afternoon fix for platinum was the price of an ounce of platinum as set by four fixing members of the LPPM at approximately 2:00 PM, London time, on each working day and was widely accepted among platinum market participants. As of the close of business on November 30, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium to a subsidiary company of the LBMA and the administration of platinum price fixing mechanisms to the LME, which now results in, for the purposes of the Trust, the LME PM Fix. The LME has not operated this fixing process previously and the LME PM Fix may, among other things:

•	not behave over time like the London afternoon platinum fix has historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London afternoon platinum fix;
•	result in delays or errors in the determination of a daily benchmark price of platinum; or
•	otherwise prove unreliable as a benchmark price.

If the LME PM Fix is unreliable for any reason, the price of platinum and the market price for the Shares may decline or be subject to greater volatility.

Additionally, any concern about the integrity or reliability of the LME PM Fix, even if later shown to be without merit, could disrupt trading in platinum, palladium and products using the LME PM Fix, such as the Shares. This could lead to less liquidity or greater price volatility for platinum, palladium and products using the LME PM Fix, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

Regulatory activity or lawsuits with respect to the historical methods of setting the prices of gold, silver, platinum and palladium, which were used prior to the adoption of the LBMA PM Gold Price in March 2015, the LBMA Silver Price in August 2014 and the LME PM Fix in December 2014, may impact market confidence in the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix.

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last four years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals), or could lead to less liquidity or greater price volatility for these metals and products that use these benchmark prices, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions the effect of which would be to keep the price of the Shares closely linked to the price of platinum by allowing the market participants to profit from divergences, may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of platinum to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying platinum may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of platinum and may fall. Additionally, redemptions could be suspended for any period during which (1) the NYSE Arca is closed (other than customary weekend or holiday closings) or trading on the NYSE Arca is suspended or restricted, or (2) an emergency exists as a result of which delivery, disposal or evaluation of the gold is not reasonably practicable.

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

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors or approve amendments to the Trust Agreement and do not receive dividends).

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

A decline in the automobile industry or a shift from gasoline-powered to electric vehicles may have the effect of causing a decline in the prices of platinum and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use platinum, accounted for approximately 40% of the global demand in platinum in 2016.  Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand.  A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of platinum  and affect the price of the Shares.

The amount of platinum represented by each Share will decrease over the life of the Trust due to the recurring deliveries of platinum necessary to pay the Sponsor’s Fee in-kind and potential sales of platinum to pay in cash the Trust expenses not assumed by the Sponsor.  Without increases in the price of  platinum sufficient to compensate for that decrease, the price of the Shares will also decline proportionately over the life of the Trust.

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

A decrease in the amount of platinum represented by each Share results in a decrease in each Share’s price even if the price of platinum does not change.  To retain the Share’s original price, the price of platinum must increase.  Without that increase, the lesser amount of platinum represented by the Share will have a correspondingly lower price.  If this increase does not occur, or is not sufficient to counter the lesser amount of platinum represented by each Share, Shareholders will sustain losses on their investment in Shares.

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

The Custodian relies on its Zurich Sub-Custodian to hold the platinum allocated to the Trust Allocated Account and used to settle redemptions. As a result, settlement of platinum in connection with redemptions loco London may require more than two days.

The Custodian is reliant on its Zurich Sub-Custodian to hold the platinum allocated to the Trust Allocated Account in order to effect redemption of Shares. As a result, in the case for redemption orders electing platinum deliveries to be received loco London, it may take longer than two business days for platinum to be credited to the Authorized Participant Unallocated Account, which may result in a delay of settlement of the redemption order that is settled loco London.

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

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, willful misconduct, willful malfeasance or reckless disregard on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust’s Shares are listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares that have been reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2017 and December 31, 2016:

Fiscal Year Ended December 31, 2017: Quarter Ended
	High	Low
March 31, 2017	$98.25	$89.66
June 30, 2017	$94.24	$86.21
September 30, 2017	$96.98	$86.14
December 31, 2017	$90.80	$83.96

Fiscal Year Ended December 31, 2016: Quarter Ended
	High	Low
March 31, 2016	$96.39	$79.13
June 30, 2016	$103.98	$90.69
September 30, 2016	$113.30	$97.55
December 31, 2016	$96.63	$85.60

The number of outstanding Shares of the Trust as of February 21, 2018 was 6,050,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2017	$95.37	$90.18
September 2017	$96.98	$87.24
October 2017	$90.24	$87.05
November 2017	$90.80	$87.85
December 2017	$89.65	$83.96
January 2018	$96.81	$90.05

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the Reporting Period:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2017	50,000	0.096
February 2017	-	-
March 2017	150,000	0.096
April 2017	-	-
May 2017	200,000	0.096
June 2017	50,000	0.096
July 2017	-
August 2017	150,000	0.096
September 2017	50,000	0.096
October 2017	-
November 2017	50,000	0.095
December 2017	-
Total	700,000	0.096

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2016	100,000	0.096
February 2016	-	-
March 2016	50,000	0.096
April 2016	-	-
May 2016	50,000	0.096
June 2016	150,000	0.096
July 2016	100,000	0.096
August 2016	100,000	0.096
September 2016	150,000	0.096
October 2016	-	-
November 2016	100,000	0.096
December 2016	-	-
Total	800,000	0.096

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$565,745	$474,220	$403,969	$622,683	$729,594
Total gain / (loss) on platinum	$10,261	$10,630	$(166,168)	$(78,635)	$(51,046)
Change in net assets from operations	$7,075	$7,688	$(169,291)	$(83,011)	$(56,019)
Weighted average number of Shares	5,846,164	5,144,809	5,077,671	5,400,822	5,693,973
Net increase / (decrease) in net assets per Share	$1.21	$1.49	$(33.34)	$(15.37)	$(9.84)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

The Trust issues and redeems Shares only in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers (or other securities market participants not required to register as broker-dealers such as banks or other financial institutions) who (1) are participants in the DTC and (2)  have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”).

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PPLT.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding platinum price (per 1/10 of an oz. of platinum) since inception:

NAV per Share vs. 1/10th Platinum Fix from December 30, 2009 (the Date of Inception) to December 31, 2017

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

	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$)
Investment in platinum - cost	712,727	649,850	614,675
Unrealized loss on investment in platinum	(146,982)	(175,630)	(210,706)
Investment in platinum - fair value	$565,745	$474,220	$403,969

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian or the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee has no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the platinum and the records maintained by them. The most recent inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of December 31, 2017.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2017 and 2016, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$)
Total gain / (loss) on platinum	$10,261	$10,630	$(166,168)
Net gain / (loss) from operations	$7,075	$7,688	$(169,291)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2017

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased  from $473,978,472 at December 31, 2016 to $565,458,736 at December 31, 2017, an 19.30% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 5,450,000 at December 31, 2016 to 6,400,000 at December 31, 2017, a result of 1,650,000 Shares (33 Baskets) being created and 700,000 Shares (14 Baskets) being redeemed during the year and an increase in the price per ounce of platinum, which rose 2.21% from $907.00 at December 31, 2016 to $927.00 at December 31, 2017.

The NAV per Share increased 1.60% from $86.97 at December 31, 2016 to $88.36 at December 31, 2017. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was  $3,185,762 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $98.96 at February 27, 2017 was the highest during the year, compared with a low of $83.61 at December 13, 2017.

The increase in net assets from operations for the year ended December 31, 2017 was $7,074,576, resulting from a  change in unrealized gain on investment in platinum of $28,647,006 offset by a realized loss of $873,005 on the transfer of platinum to pay expenses, a realized loss of $17,513,663 on platinum distributed for the redemption of Shares, and the Sponsor’s Fees of $3,185,762. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2017.

The year ended December 31, 2016

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

Item 8. Financial Statements and Supplementary Data - (Unaudited)

Quarterly Income Statements

Year ended December 31, 2017
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$773	$781	$793	$839	$3,186
Total expenses	773	781	793	839	3,186

Net investment loss	(773)	(781)	(793)	(839)	(3,186)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(219)	(221)	(220)	(213)	(873)
Realized loss on platinum distributed for the redemption of Shares	(4,810)	(7,084)	(4,463)	(1,157)	(17,514)
Change in unrealized gain / (loss) on investment in platinum	20,946	(2,928)	4,451	6,179	28,648
Total gain / (loss) on platinum	15,917	(10,233)	(232)	4,809	10,261

Change in net assets from operations	$15,144	$(11,014)	$(1,025)	$3,970	$7,075

Net increase / (decrease)in net assets per Share	$2.70	$(1.92)	$(0.18)	$0.64	$1.21

Weighted average number of Shares	5,615,000	5,750,549	5,820,109	6,192,935	5,846,164

Year ended December 31, 2016
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$640	$737	$820	$745	$2,942
Total expenses	640	737	820	745	2,942

Net investment loss	(640)	(737)	(820)	(745)	(2,942)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(299)	(215)	(154)	(201)	(869)
Realized loss on platinum distributed for the redemption of Shares	(8,563)	(5,402)	(6,640)	(2,973)	(23,578)
Change in unrealized gain / (loss) on investment in platinum	55,907	17,036	23,773	(61,639)	35,077
Total gain / (loss) on platinum	47,045	11,419	16,979	(64,813)	10,630

Change in net assets from operations	$46,405	$10,682	$16,159	$(65,558)	$7,688

Net increase / (decrease) in net assets per Share	$9.61	$2.10	$3.08	$(12.11)	$1.49

Weighted average number of Shares	4,831,319	5,087,912	5,240,761	5,415,217	5,144,809

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2017,  the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework  (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2017.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
ETFS Platinum Trust:

Opinion on Internal Control Over Financial Reporting

We have audited ETFS Platinum Trust’s (the Trust) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations and changes in net assets, and the related notes (collectively, the financial statements) and financial highlights for each of the years in the three-year period ended December 31, 2017, and our report dated February 26, 2018 expressed an unqualified opinion on those financial statements and financial highlights.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements and financial highlights for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements and financial highlights in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements and financial highlights.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/KPMG LLP

New York, New York
February 26, 2018

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited. He is the founder and chairman of ten other companies issuing exchange-traded products: Gold Bullion Securities Limited, ETFS Metal Securities Australia Limited (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Equity Securities Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Limited in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of $20 billion. He is also a director of ETFS Management (AUS) Limited in Australia. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University. Mr. Tuckwell was awarded with the Degree of Doctor from Australia National University, honoris causa.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. He is also a non-executive director and the Compliance Officer of ETFS Metal Securities Limited, Gold Bullion Securities Limited, ETFS Oil Securities Limited, ETFS Commodity Securities Limited, ETFS Hedged Commodity Securities Limited, ETFS Foreign Exchange Limited, ETFS Hedged Metal Securities Limited, Swiss Commodity Securities Limited and ETFS Equity Securities Limited in Jersey. Mr. Foulds is a Chartered Accountant (FCA), having previously worked for and trained with Deloitte, Jersey. He has over fifteen years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2017, information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc.(1) 40 East 52nd Street New York, NY 10022	555,114	8.7%

(1) Based on a review of the Schedule 13G filed on January 29, 2018 by BlackRock, Inc. The Schedule 13G discloses that BlackRock, Inc. had sole voting power and sole dispositive power as to 555,114 Shares.

Security Ownership of Management

Not applicable.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP and Deloitte & Touche LLP for the years ended December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016

Audit fees - KPMG	$50,160	$57,000
Audit related fees - KPMG	8,000	18,000
Audit related fees - Deloitte	-	12,000
	$58,160	$87,000

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP and Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approval Policies and Procedures

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

4.2

Form of Authorized Participant Agreement, effective as of September 5, 2017 incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

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

Item 16. Form 10-K Summary

Not applicable.

ETFS PLATINUM TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
ETFS Platinum Trust:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of ETFS Platinum Trust (the “Trust”), including the schedules of investments, as of December 31, 2017 and 2016, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2017. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2017, and financial highlights for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audits provide a reasonable basis for our opinion.

/s/KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 26, 2018

ETFS PLATINUM TRUST

Statements of Assets and Liabilities
At December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: December 31, 2017: $712,727; December 31, 2016: $649,850)	$565,745	$474,220
Total assets	565,745	474,220

LIABILITIES
Fees payable to Sponsor	286	242
Total Liabilities	286	242

NET ASSETS (1)	$565,459	$473,978

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2017 were 6,400,000 and at December 31, 2016 were 5,450,000.   Net asset value per Share at December 31, 2017 was $88.36 and at December 31, 2016 was $86.97.

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Schedules of Investments
At December 31, 2017 and 2016

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	610,296.7	$712,727	$565,745	100.05%
Total investment in platinum	610,296.7	$712,727	$565,745	100.05%
Less liabilities			(286)	(0.05)%
Net assets			565,459	100.00%

	December 31, 2016
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	522,844.9	$649,850	$474,220	100.05%
Total investment in platinum	522,844.9	$649,850	$474,220	100.05%
Less liabilities			(242)	(0.05)%
Net assets			473,978	100.00%

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statements of Operations
For the years ended December 31, 2017, 2016 and 2015

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$3,186	$2,942	$3,123
Total expenses	3,186	2,942	3,123

Net investment loss	(3,186)	(2,942)	(3,123)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(873)	(869)	(791)
Realized loss on platinum distributed for the redemption of Shares	(17,514)	(23,578)	(31,912)
Change in unrealized gain / (loss) on investment in platinum	28,648	35,077	(133,465)
Total gain / (loss) on platinum	10,261	10,630	(166,168)

Change in net assets from operations	$7,075	$7,688	$(169,291)

Net increase / (decrease) in net assets per Share	$1.21	$1.49	$(33.34)

Weighted average number of Shares	5,846,164	5,144,809	5,077,671

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2017, 2016 and 2015

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	5,450,000	$473,978
Net investment loss		(3,186)
Realized loss on investment in platinum		(18,387)
Change in unrealized gain on investment in platinum		28,648
Creations	1,650,000	148,038
Redemptions	(700,000)	(63,632)
Closing balance at December 31, 2017	6,400,000	$565,459

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	4,750,000	$399,557
Net investment loss		(2,942)
Realized loss on investment in platinum		(24,447)
Change in unrealized gain on investment in platinum		35,077
Change in unrealized gain on unsettled creations or redemptions		19
Creations	1,500,000	143,689
Redemptions	(800,000)	(76,975)
Closing balance at December 31, 2016	5,450,000	$473,978

	Year Ended December 31, 2015
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2015	5,200,000	$610,620
Net investment loss		(3,123)
Realized loss on investment in platinum		(32,703)
Change in unrealized loss on investment in platinum		(133,465)
Creations	600,000	62,044
Redemptions	(1,050,000)	(103,816)
Closing balance at December 31, 2015	4,750,000	$399,557

See Notes to the Financial Statements.

ETFS PLATINUM TRUST

Financial Highlights
For the years ended December 31, 2017, 2016 and 2015

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	$86.97	$84.12	$117.43
Income from investment operations:
Net investment loss	(0.54)	(0.57)	(0.62)
Total realized and unrealized gains and losses on investment in platinum	1.93	3.42	(32.69)
Change in net assets from operations	1.39	2.85	(33.31)

Net asset value per Share at end of year	$88.36	$86.97	$84.12

Weighted average number of Shares	5,846,164	5,144,809	5,077,671

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value	1.60%	3.39%	(28.37)%

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

Once the value of platinum has been determined, the Net Asset Value (the “NAV”) is computed by the Trustee by deducting all accrued fees, expenses and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the platinum and all other assets held by the Trust.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2017	December 31, 2016

Level 2
Investment in platinum	$565,745	$474,220

There were no re-allocations or transfers between levels during the years ended December 31, 2017 and 2016.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to the September 5, 2017, ownership of the platinum is transferred within two three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of platinum is transferred within two business days of the trade date.

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

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the years ended December 31, 2017 and 2016 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2017	December 31, 2016
Ounces of platinum
Opening balance	522,844.9	463,267.0
Creations	157,717.3	144,283.4
Redemptions	(66,946.0)	(81,759.3)
Transfers of platinum to pay expenses	(3,319.5)	(2,946.2)
Closing balance	610,296.7	522,844.9

Investment in platinum
Opening balance	$474,220	$403,969
Creations	148,038	143,689
Redemptions	(63,632)	(81,161)
Realized loss on platinum distributed for the redemption of Shares	(17,514)	(23,578)
Transfers of platinum to pay expenses	(3,142)	(2,907)
Realized loss on platinum transferred to pay expenses	(873)	(869)
Change in unrealized gain on investment in platinum	28,648	35,077
Closing balance	$565,745	$474,220

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

For the year ended December 31, 2017, the Sponsor’s Fee was $3,185,762  (December 31, 2016: $2,941,798;  December 31, 2015:  $3,123,275).

At December 31, 2017, the fees payable to the Sponsor were $285,960  (December 31, 2016: $241,661).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2017, 2016 and 2015.

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

4. Concentration of Risk

The Trust’s sole business activity is the investment in platinum, and substantially all the Trust’s assets are holdings of platinum which creates a concentration risk associated with fluctuations in the price of platinum. Several factors could affect the price of platinum, including: (i) global platinum supply and demand, which is influenced by factors such as production and cost levels in major platinum-producing countries,recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

5. Indemnification

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees, and affiliates) is indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith, willful malfeasance or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents.

The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date:	February 26, 2018	/s/ Graham Tuckwell
Graham Tuckwell*
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 26, 2018	/s/ Christopher Foulds
Christopher Foulds*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.