Form 10-Q
period 2018-03-31
ETFS Platinum Trust
filed 2018-05-04
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

Yes ☐ No ☒

As of May  1, 2018, ETFS Platinum Trust had 5,850,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: March 31, 2018: $661,635; December 31, 2017: $712,727)	$530,288	$565,745
Total assets	530,288	565,745

LIABILITIES
Fees payable to Sponsor	271	286
Total Liabilities	271	286

NET ASSETS (1)	$530,017	$565,459

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2018 were 5,950,000  and at December 31, 2017 were 6,400,000. Net asset values per Share at March 31, 2018 and December 31, 2017 were $89.08 and $88.36, respectively.

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Schedules of Investments
At March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	566,547.0	$661,635	$530,288	100.05%
Total investment in platinum	566,547.0	$661,635	$530,288	100.05%
Less liabilities			(271)	(0.05)%
Net assets			$530,017	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	610,296.7	$712,727	$565,745	100.05%
Total investment in platinum	610,296.7	$712,727	$565,745	100.05%
Less liabilities			(286)	(0.05)%
Net assets			$565,459	100.00%

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2018 and 2017

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$834	$773
Total expenses	834	773

Net investment loss	(834)	(773)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(176)	(219)
Realized loss on platinum distributed for the redemption of Shares	(7,510)	(4,810)
Change in unrealized gain on investment in platinum	15,635	20,946
Total gain on investment in platinum	7,949	15,917

Change in net assets from operations	$7,115	$15,144

Net increase in net assets per Share	$1.17	$2.70

Weighted average number of Shares	6,071,667	5,615,000

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Statements of Changes in Net Assets
For the three months ended March 31, 2018 (Unaudited) and the year ended December 31, 2017

	Three Months Ended March 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	6,400,000	$565,459
Net investment loss		(834)
Realized loss on investment in platinum		(7,686)
Change in unrealized gain on investment in platinum		15,635
Creations	-	-
Redemptions	(450,000)	(42,557)
Closing balance at March 31, 2018	5,950,000	$530,017

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	5,450,000	$473,978
Net investment loss		(3,186)
Realized loss on investment in platinum		(18,387)
Change in unrealized gain on investment in platinum		28,648
Creations	1,650,000	148,038
Redemptions	(700,000)	(63,632)
Closing balance at December 31, 2017	6,400,000	$565,459

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2018 and 2017

	Three Months	Three Months
	Ended	Ended
	March 31, 2018	March 31, 2017
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$88.36	$86.97
Income from investment operations:
Net investment loss	(0.14)	(0.14)
Total realized and unrealized gains and losses on investment in platinum	0.86	3.17
Change in net assets from operations	0.72	3.03

Net asset value per Share at end of period	$89.08	$90.00

Weighted average number of Shares	6,071,667	5,615,000

Expense ratio (1)	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%

Total return, at net asset value (2)	0.81%	3.48%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Notes to the Financial Statements

1. Organization

The ETFS Platinum Trust (the “Trust”) is an investment trust formed on December 30, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds platinum bullion and issues ETFS Physical Platinum Shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Asset Management Inc. (“AAMI”), a Delaware corporation. As a result of the sale, AAMI became the sole member of the Sponsor. AAMI is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2018 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At March 31, 2018, approximately 5% of the Trust’s platinum was held by the Zurich Sub-Custodian.

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

The LME is responsible for the administration of the electronic platinum price fixing system (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”).

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2018	December 31, 2017

Level 2
Investment in platinum	$530,288	$565,745

There were no transfers between levels during the three months ended March 31, 2018, or the year ended December 31, 2017.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally,  for all orders accepted prior to September 5, 2017, ownership of platinum is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of platinum is transferred within two business days of the trade date.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2018 and December 31, 2017.

ETFS PLATINUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Platinum

Changes in ounces of platinum and their respective values for the three months ended March 31, 2018 and for the year ended December 31, 2017 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2018	December 31, 2017
Ounces of platinum
Opening balance	610,296.7	522,844.9
Creations	-	157,717.3
Redemptions	(42,871.9)	(66,946.0)
Transfers of platinum to pay expenses	(877.8)	(3,319.5)
Closing balance	566,547.0	610,296.7

Investment in platinum
Opening balance	$565,745	$474,220
Creations	-	148,038
Redemptions	(42,557)	(63,632)
Realized loss on platinum distributed for the redemption of Shares	(7,510)	(17,514)
Transfers of platinum to pay expenses	(849)	(3,142)
Realized loss on platinum transferred to pay expenses	(176)	(873)
Change in unrealized gain on investment in platinum	15,635	28,648
Closing balance	$530,288	$565,745

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

For the three months ended March 31, 2018 and 2017 the Sponsor’s Fee was $834,155 and $773,634, respectively.

At March 31, 2018 and at December 31, 2017, the fees payable to the Sponsor were $270,973 and $285,960, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2018 and 2017.

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

5. Indemnification

Under the Trust’s organizational documents, the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) are indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith, willful misconduct or willful malfeasance on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

The Quarter Ended March 31, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $565,458,736 at December 31, 2017 to $530,016,722 at March 31, 2018, a 6.27% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from  a decrease in outstanding Shares, which fell from 6,400,000 Shares at December 31, 2017 to 5,950,000 Shares at March 31, 2018, a result of 450,000 Shares (9 Baskets) being redeemed during the quarter. There were no Shares created during the quarter.

There was an increase in the price per ounce of platinum, which rose 0.97% from $927.00 at December 31, 2017 to $936.00 at March 31, 2018.

The NAV per Share increased 0.81% from $88.36 at December 31, 2017 to $89.08 at March 31, 2018. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $834,155 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $97.18 at January 25, 2018 was the highest during the quarter, compared with a low of $89.08 at March 29, 2018.

The increase in net assets from operations for the quarter ended March 31, 2018 was $7,115,423, resulting from a change in unrealized gain on investment in platinum of $15,635,492,  offset by a realized loss of $175,968 on the transfer of platinum to pay expenses, a realized loss of $7,509,946 on platinum distributed for the redemption of Shares and the Sponsor’s Fee of $834,155. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2018 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2018, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2018:

0 Baskets were created.

9 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	platinum per Share
January 2018	6	300,000	0.095
February 2018	3	150,000	0.095
March 2018	-	-	-
	9	450,000	0.095

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Platinum Trust
(Registrant)

Date: May 3, 2018	/s/ Christopher Demetriou
Christopher Demetriou*
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2018	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.