Form 10-Q
period 2018-06-30
ETFS Platinum Trust
filed 2018-08-09
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34590

ETFS PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

c/o ETF Securities USA LLC
712 Fifth Avenue – 49th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(844)  383-7289

c/o ETF Securities USA LLC

405 Lexington Avenue

New York, NY 10174

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

As of August 1, 2018, ETFS Platinum Trust had 6,050,000 ETFS Physical Platinum Shares outstanding.

ETFS PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

ETFS PLATINUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: June 30, 2018: $591,997; December 31, 2017: $712,727)	$433,318	$565,745
Platinum receivable	4,043	-
Total assets	437,361	565,745

LIABILITIES
Fees payable to Sponsor	676	286
Total Liabilities	676	286

NET ASSETS (1)	$436,685	$565,459

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2018 were 5,400,000  and at December 31, 2017 were 6,400,000. Net asset values per Share at June 30, 2018 and December 31, 2017 were $80.87 and $88.36, respectively.

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Schedules of Investments
At June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	509,186.9	$591,997	$433,318	99.23%
Total investment in platinum	509,186.9	$591,997	$433,318	99.23%
Assets in excess of liabilities			3,367	0.77%
Net assets			$436,685	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	610,296.7	$712,727	$565,745	100.05%
Total investment in platinum	610,296.7	$712,727	$565,745	100.05%
Less liabilities			(286)	(0.05)%
Net assets			$565,459	100.00%

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Statements of Operations (Unaudited)
For the three and six months ended June 30, 2018 and 2017

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$716	$781	$1,549	$1,555
Total expenses	716	781	1,549	1,555

Net investment loss	(716)	(781)	(1,549)	(1,555)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(198)	(221)	(374)	(440)
Realized loss on platinum distributed for the redemption of Shares	(17,024)	(7,084)	(24,534)	(11,894)
Change in unrealized (loss) / gain on investment in platinum	(27,332)	(2,928)	(11,697)	18,018
Total (loss) / gain on investment in platinum	(44,554)	(10,233)	(36,605)	5,684

Change in net assets from operations	$(45,270)	$(11,014)	$(38,154)	$4,129

Net (decrease) / increase in net assets per Share	$(8.14)	$(1.92)	$(6.56)	$0.73

Weighted average number of Shares	5,560,989	5,750,549	5,814,917	5,683,149

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Statements of Changes in Net Assets
For the six months ended June 30, 2018 (Unaudited) and the year ended December 31, 2017

	Six Months Ended June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	6,400,000	$565,459
Net investment loss		(1,549)
Realized loss on investment in platinum		(24,908)
Change in unrealized loss on investment in platinum		(11,697)
Creations	150,000	12,666
Redemptions	(1,150,000)	(103,286)
Closing balance at June 30, 2018	5,400,000	$436,685

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	5,450,000	$473,978
Net investment loss		(3,186)
Realized loss on investment in platinum		(18,387)
Change in unrealized gain on investment in platinum		28,648
Creations	1,650,000	148,038
Redemptions	(700,000)	(63,632)
Closing balance at December 31, 2017	6,400,000	$565,459

See Notes to the Financial Statements

ETFS PLATINUM TRUST

Financial Highlights (Unaudited)
For the three and six months ended June 30, 2018 and 2017

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$89.08	$90.00	$88.36	$86.97
Income from investment operations:
Net investment loss	(0.13)	(0.14)	(0.27)	(0.27)
Total realized and unrealized gains and losses on investment in platinum	(8.08)	(1.72)	(7.22)	1.44
Change in net assets from operations	(8.21)	(1.86)	(7.49)	1.17

Net asset value per Share at end of period	$80.87	$88.14	$80.87	$88.14

Weighted average number of Shares	5,560,989	5,750,549	5,814,917	5,683,149

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value (2)	(9.22)%	(2.07)%	(8.48)%	1.35%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2018 and 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS A.G., or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At June 30, 2018, approximately 5% of the Trust’s platinum was held by the Zurich Sub-Custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2018	December 31, 2017

Level 2
Investment in platinum	$433,318	$565,745

There were no transfers between levels during the six months ended June 30, 2018, or the year ended December 31, 2017.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally,  for all orders accepted prior to September 5, 2017, ownership of platinum is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of platinum is transferred within two business days of the trade date.  At June 30, 2018, the Trust had platinum receivable of $4,043,448 for the creation of Shares.  The Trust had no platinum payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2018 and December 31, 2017.

ETFS PLATINUM TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Platinum

Changes in ounces of platinum and their respective values for the six months ended June 30, 2018 and for the year ended December 31, 2017 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2018	December 31, 2017
Ounces of platinum
Opening balance	610,296.7	522,844.9
Creations	9,507.4	157,717.3
Redemptions	(109,449.9)	(66,946.0)
Transfers of platinum to pay expenses	(1,167.3)	(3,319.5)
Closing balance	509,186.9	610,296.7

Investment in platinum
Opening balance	$565,745	$474,220
Creations	8,623	148,038
Redemptions	(103,286)	(63,632)
Realized loss on platinum distributed for the redemption of Shares	(24,534)	(17,514)
Transfers of platinum to pay expenses	(1,159)	(3,142)
Realized loss on platinum transferred to pay expenses	(374)	(873)
Change in unrealized (loss) / gain on investment in platinum	(11,697)	28,648
Closing balance	$433,318	$565,745

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

For the three months ended June 30, 2018 and 2017, the Sponsor’s Fee was $715,430 and $781,228, respectively.  For the six months ended June 30, 2018 and 2017, the Sponsor’s Fee was $1,549,585 and $1,554,863, respectively.

At June 30, 2018 and at December 31, 2017, the fees payable to the Sponsor were $675,987 and $285,960, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended June 30, 2018 and 2017.

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

ETFS PLATINUM TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements may relate to the Trust’s financial condition, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

The Quarter Ended June 30, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $530,016,722 at March 31, 2018 to $436,685,191 at June 30, 2018, a 17.61% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 9.08% from $936.00 at March 31, 2018 to $851.00 at June 30, 2018 and a decrease in outstanding Shares, which fell from 5,950,000 Shares at March 31, 2018 to 5,400,000 Shares at June 30, 2018, a result of 700,000 Shares (14 Baskets) being redeemed during the quarter and 150,000 Shares (3 Baskets) being created during the quarter.

The NAV per Share decreased 9.22% from $89.08 at March 31, 2018 to $80.87 at June 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $715,430 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $90.00 at April 18, 2018 was the highest during the quarter, compared with a low of $80.87 at June 29, 2018.

The decrease in net assets from operations for the quarter ended June 30, 2018 was $45,269,441, resulting from a change in unrealized loss on investment in platinum of $27,332,047,  a realized loss of $198,343 on the transfer of platinum to pay expenses, a realized loss of $17,023,621 on platinum distributed for the redemption of Shares and the Sponsor’s Fee of $715,430. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2018.

The Six Months Ended June 30, 2018

The Trust’s NAV decreased from $565,458,736 at December 31, 2017 to $436,685,191 at June 30, 2018, a 22.77% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 6,400,000 Shares at December 31, 2017 to 5,400,000 Shares at June 30, 2018, a result of 150,000 Shares (3 Baskets) being created and 1,150,000 Shares (23 Baskets) being redeemed during the period and a decrease in the price per ounce of platinum, which fell 8.20% from $927.00 at December 31, 2017 to $851.00 at June 30, 2018.

The NAV per Share decreased 8.48% from $88.36 at December 31, 2017 to $80.87 at June 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $1,549,585 for the six months ended June 30, 2018,  or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $97.18 at January 25, 2018 was the highest during the period, compared with a low of $80.87 at June 29, 2018.

The decrease in net assets from operations for the six months ended June 30, 2018 was $38,154,018, resulting from a change in unrealized loss on investment of platinum of $11,696,555, a realized loss of $374,311 on the transfer of platinum to pay expenses, a realized loss of $24,533,567 on platinum distributed for the redemption of Shares, and the Sponsor’s Fee of $1,549,585. Other than the Sponsor’s Fee, the Trust had no expenses during the six months ended June 30, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2018 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2018, the Trust’s disclosure controls and procedures were effective.

As discussed in Note 1 of the financial statements, effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to AAMI. While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal period ended June 30, 2018.  There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ETFS PLATINUM TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2018:

3 Baskets were created.

14 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	platinum per Share
April 2018	2	100,000	0.095
May 2018	12	600,000	0.095
June 2018	-	-
	14	700,000	0.095

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

ETF SECURITIES USA LLC

Date: August 9, 2018	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.