Form 10-Q
period 2018-09-30
Aberdeen Standard Platinum ETF Trust
filed 2018-11-09
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____________ to _____________

Commission File Number: 001-34590

ABERDEEN STANDARD PLATINUM ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor
New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(844) 383-7289

ETFS Platinum Trust

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

As of November 7, 2018, Aberdeen Standard Platinum ETF Trust had 6,550,000 Aberdeen Standard Physical Platinum Shares ETF outstanding.

ABERDEEN STANDARD PLATINUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

ABERDEEN STANDARD PLATINUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: September 30, 2018: $669,168; December 31, 2017: $712,727)	$495,155	$565,745
Total assets	495,155	565,745

LIABILITIES
Fees payable to Sponsor	248	286
Total Liabilities	248	286

NET ASSETS (1)	$494,907	$565,459

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2018 were 6,400,000 and at December 31, 2017 were 6,400,000. Net asset values per Share at September 30, 2018 and December 31, 2017 were $77.33 and $88.36, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Schedules of Investments
At September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	607,552.4	$669,168	$495,155	100.05%
Total investment in platinum	607,552.4	$669,168	$495,155	100.05%
Assets in excess of liabilities			(248)	(0.05)%
Net assets			$494,907	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	610,296.7	$712,727	$565,745	100.05%
Total investment in platinum	610,296.7	$712,727	$565,745	100.05%
Less liabilities			(286)	(0.05)%
Net assets			$565,459	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2018 and 2017

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$742	$793	$2,292	$2,348
Total expenses	742	793	2,292	2,348

Net investment loss	(742)	(793)	(2,292)	(2,348)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(244)	(220)	(619)	(660)
Realized loss on platinum distributed for the redemption of Shares	(4,049)	(4,463)	(28,583)	(16,357)
Change in unrealized (loss) / gain on investment in platinum	(15,334)	4,451	(27,030)	22,469
Total (loss) / gain on investment in platinum	(19,627)	(232)	(56,232)	5,452

Change in net assets from operations	$(20,369)	$(1,025)	$(58,524)	$3,104

Net (decrease) / increase in net assets per Share	$(3.26)	$(0.18)	$(9.82)	$0.54

Weighted average number of Shares	6,243,478	5,820,109	5,959,341	5,729,304

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Changes in Net Assets
For the nine months ended September 30, 2018 (Unaudited) and the year ended December 31, 2017

	Nine Months Ended September 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	6,400,000	$565,459
Net investment loss		(2,292)
Realized loss on investment in platinum		(29,202)
Change in unrealized loss on investment in platinum		(27,030)
Creations	1,300,000	102,889
Redemptions	(1,300,000)	(114,917)
Closing balance at September 30, 2018	6,400,000	$494,907

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	5,450,000	$473,978
Net investment loss		(3,186)
Realized loss on investment in platinum		(18,387)
Change in unrealized gain on investment in platinum		28,648
Creations	1,650,000	148,038
Redemptions	(700,000)	(63,632)
Closing balance at December 31, 2017	6,400,000	$565,459

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Financial Highlights (Unaudited)
For the three and nine months ended September 30, 2018 and 2017

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$80.87	$88.14	$88.36	$86.97
Income from investment operations:
Net investment loss	(0.12)	(0.14)	(0.39)	(0.41)
Total realized and unrealized gains and losses on investment in platinum	(3.42)	(0.18)	(10.64)	1.26
Change in net assets from operations	(3.54)	(0.32)	(11.03)	0.85

Net asset value per Share at end of period	$77.33	$87.82	$77.33	$87.82

Weighted average number of Shares	6,243,478	5,820,109	5,959,341	5,729,304

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value (2)	(4.38)%	(0.36)%	(12.48)%	0.98%

(1)	Annualized for periods of less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Platinum ETF Trust (the “Trust”), formerly known as ETFS Platinum Trust prior to October 1, 2018, is an investment trust formed on December 30, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018, and The Bank of New York Mellon as Trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds platinum bullion and issues Aberdeen Standard Physical Platinum Shares ETF (“Shares”), formerly known as ETFS Physical Platinum Shares prior to October 1, 2018, (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Asset Management Inc. (“AAMI”), a Delaware corporation. As a result of the sale, AAMI became the sole member of the Sponsor. AAMI is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2018 and 2017 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K and 10-K/A for the fiscal year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

ABERDEEN STANDARD PLATINUM ETF TRUST

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

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At September 30, 2018, approximately 5% of the Trust’s platinum was held by the Zurich Sub-Custodian.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2018	December 31, 2017

Level 2
Investment in platinum	$495,155	$565,745

There were no transfers between levels during the nine months ended September 30, 2018, or the year ended December 31, 2017.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to September 5, 2017, ownership of platinum is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of platinum is transferred within two business days of the trade date.  At September 30, 2018, the Trust had no platinum receivable or payable for the creation or redemptions of Shares.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2018 and December 31, 2017.

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.6. Investment in Platinum

Changes in ounces of platinum and their respective values for the nine months ended September 30, 2018 and for the year ended December 31, 2017 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2018	December 31, 2017
Ounces of platinum
Opening balance	610,296.7	522,844.9
Creations	123,497.5	157,717.3
Redemptions	(123,686.2)	(66,946.0)
Transfers of platinum to pay expenses	(2,555.6)	(3,319.5)
Closing balance	607,552.4	610,296.7

Investment in platinum
Opening balance	$565,745	$474,220
Creations	102,889	148,038
Redemptions	(114,917)	(63,632)
Realized loss on platinum distributed for the redemption of Shares	(28,583)	(17,514)
Transfers of platinum to pay expenses	(2,330)	(3,142)
Realized loss on platinum transferred to pay expenses	(619)	(873)
Change in unrealized (loss) / gain on investment in platinum	(27,030)	28,648
Closing balance	$495,155	$565,745

ABERDEEN STANDARD PLATINUM ETF TRUST

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

For the three months ended September 30, 2018 and 2017 the Sponsor’s Fee was $741,934 and $793,532, respectively.  For the nine months ended September 30, 2018 and 2017, the Sponsor’s Fee was $2,291,519 and $2,348,395, respectively.

At September 30, 2018 and at December 31, 2017, the fees payable to the Sponsor were $247,537 and $285,960, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2018 and 2017.

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

2.8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified other than the following:

Effective October 1, 2018, the name of the Trust changed from ETFS Platinum Trust to Aberdeen Standard Platinum ETF Trust, and the name of the Shares issuable by the Trust changed from ETFS Physical Platinum Shares to Aberdeen Standard Physical Platinum Shares ETF.  In addition, the name of the Trust’s Sponsor changed from ETF Securities USA LLC to Aberdeen Standard Investments ETFs Sponsor LLC.    In connection with the Trust’s name change, the Trust’s CUSIP number changed to 003260106.

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which has an effective date of November 5, 2018. The Sponsor has evaluated the effect that the Rule will have on the Trust’s 10-Q and has determined that the Rule will not have a significant impact on the presentation or disclosures in the Trust’s September 30, 2018 10-Q. The Sponsor has elected to forego the changes for the current interim reporting period, and will adopt the changes in the Trust’s 10-Q for the period ended March 31, 2019.

ABERDEEN STANDARD PLATINUM ETF TRUST

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

ABERDEEN STANDARD PLATINUM ETF TRUST

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

ABERDEEN STANDARD PLATINUM ETF TRUST

Recent Events

On September 20, 2018, the Sponsor entered into an Amendment to the Trust Agreement with the Trustee (the “DTA Amendment”), effective as of October 1, 2018. The DTA Amendment reflects the changed name of the Trust from ETFS Platinum Trust to Aberdeen Standard Platinum ETF Trust, the changed name of the Shares from ETFS Physical Platinum Shares to Aberdeen Standard Physical Platinum Shares ETF, and the changed name of the Sponsor from ETF Securities USA LLC to Aberdeen Standard Investments ETFs Sponsor LLC (collectively, the “Name Changes”). No other material changes to the Trust Agreement were made in connection with the Name Changes.

The Quarter Ended September 30, 2018

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $436,685,191 at June 30, 2018 to $494,907,403 at September 30, 2018, a 13.33% increase for the quarter. The increase in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 4.23% from $851.00 at June 30, 2018 to $815.00 at September 30, 2018 and an increase in outstanding Shares, which rose from 5,400,000 Shares at June 30, 2018 to 6,400,000 Shares at September 30, 2018, a result of 150,000 Shares (3 Baskets) being redeemed during the quarter and 1,150,000 Shares (23 Baskets) being created during the quarter.

The NAV per Share decreased 4.38% from $80.87 at June 30, 2018 to $77.33 at September 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $741,934 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of  $80.67 at July 9, 2018 was the highest during the quarter, compared with a low of $73.28 at September 4, 2018.

The decrease in net assets from operations for the quarter ended September 30, 2018 was $20,368,942, resulting from a change in unrealized loss on investment in platinum of $15,333,575, a realized loss of $244,361 on the transfer of platinum to pay expenses, a realized loss of $4,049,072 on platinum distributed for the redemption of Shares and the Sponsor’s Fee of $741,934. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2018.

The Nine Months Ended September 30, 2018

The Trust’s NAV decreased from $565,458,736 at December 31, 2017 to $494,907,403 at September 30, 2018, a 12.48% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 12.08% from $927.00 at December 31, 2017 to $815.00 at September 30, 2018.

The NAV per Share decreased 12.48% from $88.36 at December 31, 2017 to $77.33 at September 30, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $2,291,519 for the nine months ended September 30, 2018,  or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $97.18 at January 25, 2018 was the highest during the period, compared with a low of $73.28 at September 4, 2018.

The decrease in net assets from operations for the nine months ended September 30, 2018 was $58,522,960, resulting from a change in unrealized loss on investment of platinum of $27,030,130, a realized loss of $618,672 on the transfer of platinum to pay expenses, a realized loss of $28,582,639 on platinum distributed for the redemption of Shares, and the Sponsor’s Fee of $2,291,519. Other than the Sponsor’s Fee, the Trust had no expenses during the nine months ended September 30, 2018.

ABERDEEN STANDARD PLATINUM ETF TRUST

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2018,  the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2018, the Trust’s disclosure controls and procedures were effective.

As discussed in Note 1 of the financial statements, effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to AAMI. While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal period ended September 30, 2018.  There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PLATINUM ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2018:

23 Baskets were created.

3 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	platinum per Share
July 2018	-	-
August 2018	1	50,000	0.095
September 2018	2	100,000	0.095
	3	150,000	0.095

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

ABERDEEN STANDARD PLATINUM ETF TRUST

Item 6. Exhibits

4.1	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

10.1	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

10.2	Amendment to the Unallocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8K on October 5, 2018.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

ABERDEEN STANDARD PLATINUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC (FORMERLY, ETF SECURITIES USA LLC)

Date: November 9, 2018	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.