Form 10-K
period 2018-12-31
Aberdeen Standard Platinum ETF Trust
filed 2019-02-28
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34590

ABERDEEN STANDARD PLATINUM ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(844)  383-7289

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Aberdeen Standard Physical Platinum Shares ETF	NYSE Arca

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 29, 2018 as reported by the NYSE Arca, Inc. on that date: $438,156,000.

As of February 25, 2019,  Aberdeen Standard Platinum ETF Trust has 7,350,000 Aberdeen Standard Physical Platinum Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the Aberdeen Standard Platinum ETF Trust (the “Trust”), formerly known as ETFS Platinum Trust prior to October 1, 2018, is to own platinum transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of platinum bullion. The Trust was formed on December 30, 2009 when an initial deposit of platinum was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018. The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value decreased from $565,458,736 at December 31, 2017 to $496,468,881 at December 31, 2018, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 6,400,000 at December 31, 2017 to 6,600,000 at December 31, 2018.

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

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandardetfs.us, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding platinum bullion. The Shares offer an investment that:

•Is Easily Accessible: The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the platinum bullion market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 p.m. New York time.

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

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producer. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 84% of platinum supply in 2017 and 78% of palladium supply in 2017.

World Platinum Supply and Demand 2008-2017

The following table sets forth a summary of the world platinum supply and demand from 2008 to 2017 and is based on information reported by Johnson Matthey PGM Market Report – May 2018.

(thousands of ounces)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Supply
South Africa	4,515	4,635	4,635	4,860	4,110	4,208	3,547	4,572	4,392	4,459
Russia	805	785	825	835	801	736	700	670	717	692
Others	620	605	590	790	769	891	896	865	988	961
Total Supply	5,940	6,025	6,050	6,485	5,680	5,835	5,143	6,107	6,097	6,112

Demand by Application
Autocatalyst	3,655	2,185	3,075	3,185	3,158	3,000	3,103	3,228	3,330	3,292
Chemical	400	290	440	470	452	528	523	502	475	504
Electrical	230	190	230	230	176	218	225	228	230	234
Glass	315	10	385	515	153	100	212	227	246	364
Investment	555	660	655	460	450	871	277	451	620	356
Jewelry	2,060	2,810	2,420	2,475	2,783	3,028	2,897	2,746	2,412	2,296
Medical & Biomedical	245	250	230	230	223	214	214	215	218	220
Petroleum	240	210	170	210	112	159	165	140	176	220
Other	290	190	300	320	395	433	438	441	458	476
Total Gross Demand	7,990	6,795	7,905	8,095	7,902	8,551	8,054	8,178	8,165	7,962

Recycling
Autocatalyst	(1,130)	(830)	(1,085)	(1,240)	(1,120)	(1,206)	(1,272)	(1,112)	(1,159)	(1,279)
Jewelry	(695)	(565)	(735)	(810)	(895)	(790)	(762)	(574)	(738)	(638)
Other	(5)	(10)	(10)	(10)	(22)	(24)	(27)	(29)	(32)	(34)
Total Recycling	(1,830)	(1,405)	(1,830)	(2,060)	(2,037)	(2,020)	(2,061)	(1,715)	(1,929)	(1,951)

Total Net Demand	6,160	5,390	6,075	6,035	5,865	6,531	5,993	6,463	6,236	6,011

Movements in Stocks	(220)	635	(25)	450	(185)	(696)	(850)	(356)	(139)	101

Source: Johnson Matthey PGM Market Report - May 2018

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 70% of total mine supply in 2017. Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 12% of total mine supply over the past ten years. Scrap supply from recycling of autocatalyst and other sources have accounted for about 24% from 2013 to 2017, on average.

Over the past decade, jewelry demand for platinum peaked at 41% of total demand in 2009. Jewelry demand has since declined to 29% of total demand in 2017, down from 30% the year prior. Autocatalyst demand for platinum accounted for around 42% of total demand at the end of 2017. Investment demand accounted for 4% of the total in 2017, down significantly from the prior two years.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 2008 to December 2018.

In the second half of 2008 platinum prices fell sharply (from a high of $2,276 per ounce in March to a low of $814 per ounce at the end of October 2008) as industrial demand collapsed on the back of the global financial crisis. Prices remained weak in the first few months of 2009 as industrial activity continued to slow. As global manufacturing started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US and China were rebounding on a sustainable basis, platinum continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 per troy ounce in June to a low of $1,369 per troy ounce in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recovering from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 80% of world’s supply of platinum.  A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply.  However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa’s economy and its currency the South African Rand weighed on platinum prices throughout 2017. Platinum fell 14.5% in 2018 driven by lackluster investor sentiment, a stronger US dollar, weaker diesel demand and rising mine supply.

Operation of the Platinum Market

The global trade in platinum consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global platinum trading.  Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM. Five member participants of the LPPM are currently participating in the electronic LME PM Fix (as described below) process administered by the London Metal Exchange (“LME”). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place.

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

The LME PM Fix results from LMEbullion.  Formal participation in the LME PM Fix is limited to participating LPPM members. Five LPPM member participants are currently participating in establishing the LME PM Fix (Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank plc,  Johnson Matthey plc and BASF Metals Ltd.). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

Orders are placed either with one of the participating LPPM member participants or with another precious metals dealer who will then be in contact with a participating LPPM member during the fixing. The fix begins with the chair of the pricing function submitting an opening price into the administration screen in LMEbullion, reflecting the market price and other data, prevailing at the opening of the fix. This is relayed by the LPPM member participants to their dealing rooms which have direct communication with all interested parties. Any member participant may enter the fixing process at any time, or adjust or withdraw his order. The platinum price is adjusted up or down until all the buy and sell orders are electronically matched, at which time the price is declared fixed. All orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media.

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non‑electronic processes previously used to establish the applicable London platinum fix where the London platinum fix process adjusted the platinum price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London platinum fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes also will be fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Since December 1, 2014, the Sponsor determined that the London platinum fix, which has been revised based on the new LME method and is now known as the LBMA Platinum Price (PM), which we refer to herein as the LME PM Fix, will be an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day. The “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s platinum bullion as of any day will be the LME PM Fix for such day.

As of December 1, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium bullion to a subsidiary company of the LBMA.

Futures Exchanges

The most significant platinum futures exchanges are the COMEX and the Tokyo Commodity Exchange, Inc. (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and launched platinum futures in 1956, followed with options in 1990. The TOCOM has been trading platinum since 1984. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the platinum represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades platinum futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, the TOCOM adopted a similar clearing system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

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

The US Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps. In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in the interstate commerce as spot as well as deliverable forwards.  The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of platinum bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX, and the London and Zurich platinum bullion markets. While the Shares trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the global platinum market is reduced after the close of the COMEX at 1:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

The Sponsor’s Fee for the year ended December 31, 2018 was $3,050,913  (December 31, 2017:  $3,185,762;  December 31, 2016: $2,941,798).

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

The Sponsor

The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. prior to January 1, 2019, a Delaware corporation. As a result of the sale, ASII became the sole member of the Sponsor. ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc, which together with its affiliates and subsidiaries, is collectively referred to as “Aberdeen.” Aberdeen Standard Investments is a brand of the investment businesses of Standard Life Investments plc, its affiliates and subsidiaries. In the United States, Aberdeen Standard Investments is the marketing name for the following affiliated, registered investment advisers: Aberdeen Standard Investments Inc., Aberdeen Asset Managers Ltd., Aberdeen Standard Investments Australia Ltd., Aberdeen Standard Investments (Asia) Ltd., Aberdeen Capital Management, LLC, Aberdeen Standard Investments ETFs Advisors LLC and Standard Life Investments (Corporate Funds) Ltd.

The Sponsor’s office is located at c/o Aberdeen Standard Investments ETFs Sponsor LLC,  712 Fifth Avenue, 49th Floor, New York, NY 10019. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ASII, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

Name Changes

Effective October 1, 2018, the name of the Trust changed from the “ETFS Platinum Trust” to the “Aberdeen Standard Platinum ETF Trust”. In addition, effective October 1, 2018, the name of the Shares changed from “ETFS Physical Platinum Shares” to “Aberdeen Standard Physical Platinum Shares ETF”, and the name of the Sponsor changed from “ETF Securities USA LLC” to “Aberdeen Standard Investments ETFs Sponsor LLC”.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2018, the Trustee is in compliance with these conditions.

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

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell platinum or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.  Affiliates of the Trustee are subject to the same transaction fee as other Authorized Participants.

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

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell platinum or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.  The Custodian and its affiliates are subject to the same transaction fee as other Authorized Participants.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the platinum and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of May 11, 2018 and December 31, 2018.

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

The process of withdrawing platinum from the Trust for a redemption of a Basket will follow the same general procedure as for depositing platinum with the Trust for a creation of a Basket, only in reverse. Each transfer of platinum between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of platinum being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of platinum held in the Trust Unallocated Account as of the close of each business day. See “Deposit of Platinum; Issuance of Shares” and “Withdrawal of Platinum; Redemption of Shares.”

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

Shareholders will be required to recognize a gain or loss upon a sale of platinum by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Under the recently enacted Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major platinum markets. While the Shares trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for platinum is reduced after the close of the major world platinum markets, including London, Zurich and the COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on the Shares, may widen.

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

The Trust Agreement places no limit on the amount of platinum the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum. The global market for platinum is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2013 to 2017, world platinum mine supply averaged 5.9 million ounces, while world net demand averaged 6.2 million ounces. If the amount of platinum acquired by the Trust is large enough in relation to global platinum supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum unrelated to other factors affecting the global market for platinum. Such an impact could affect the price for platinum that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

The LME PM Fix may prove unreliable.

Since December 1, 2014, the Trust has utilized the LME PM Fix as the benchmark price for valuing platinum held, received or delivered by the Trust. Prior to December 1, 2014, the Trust utilized the London afternoon platinum fix as its benchmark for valuation purposes. The London afternoon fix for platinum was the price of an ounce of platinum as set by four fixing members of the LPPM at approximately 2:00 p.m., London time, on each working day and was widely accepted among platinum market participants. As of the close of business on November 30, 2014, the LPPFCL transferred the ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium to a subsidiary company of the LBMA and the administration of platinum price fixing mechanisms to the LME, which now results in, for the purposes of the Trust, the LME PM Fix. The LME had not operated this pricing process previously and the LME PM Fix may, among other things:

•	not behave over time like the London afternoon platinum fix had historically;
•	be based on procedures and subject to regulation and oversight significantly different than those applicable to the London afternoon platinum fix;
•	result in delays or errors in the determination of a daily benchmark price of platinum; or
•	otherwise prove unreliable as a benchmark price.

Further, potential future regulation could affect the rule under which the LM PM Fix is operated, and could result in a change to the participants in the LME PM Fix.

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

The historical methods of setting the prices of gold, silver, platinum and palladium have been the subject of litigation and regulatory investigations which remain pending.  Within the last five years, electronic auction methodologies have replaced the historical non-electronic auction methods of setting the prices of gold, silver, platinum and palladium. However, if there is a perception that the price setting mechanisms for gold, silver, platinum or palladium are susceptible to intentional disruption, or if the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix are not received with confidence by the markets, the behavior of investors and traders in gold, silver, platinum or palladium may reflect the lack of confidence and it may have an effect on the prices of these metals as reflected by the LBMA PM Gold Price, the LBMA Silver Price or the LME PM Fix (and, consequently, the value of the Shares or their correlation with the prices of these metals), or could lead to less liquidity or greater price volatility for these metals and products that use these benchmark prices, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions the effect of which would be to keep the price of the Shares closely linked to the price of platinum by allowing the market participants to profit from divergences, may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of platinum to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying platinum may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of platinum and may fall. Additionally, redemptions could be suspended for any period during which (1) the NYSE Arca is closed (other than customary weekend or holiday closings) or trading on the NYSE Arca is suspended or restricted, or (2) an emergency exists as a result of which delivery, disposal or evaluation of the platinum is not reasonably practicable.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the NFA. Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

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

Autocatalysts, automobile components for emissions control that use platinum, accounted for approximately 42% of the global demand in platinum in 2017.  Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand.  A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of platinum  and affect the price of the Shares.

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

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited to the market value of the platinum lost or damaged at the time such negligence, fraud or willful default is discovered by the Custodian provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian or other platinum bullion clearing bank and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another platinum clearing bank, the liability of the platinum clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian, the Zurich Sub-Custodian or any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

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

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian, the Zurich Sub-Custodian or any other sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s platinum on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are The Bank of Nova Scotia – ScotiaMocatta, Brinks Global Services Inc.,  Credit Suisse, HSBC Bank plc, ICBC Standard Bank plc, Malca-Amit UK Ltd. London, Malca-Amit SA Zurich and UBS Zurich. The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated platinum to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s platinum from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

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

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

The Custodian, the Trustee and the Marketing Agent depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

Uncertainty regarding the effects of Brexit could adversely affect the price of the Shares.

The ongoing negotiations surrounding the United Kingdom’s (“UK”) exit from the European Union (“EU”) (“Brexit”) have yet to provide clarity on what the outcome will be for the UK or Europe. The UK remains a member of the EU until the legally established departure date of March 29, 2019 and, until such date, all existing EU-derived laws and regulations continue to apply in the UK. Those laws may continue to apply for a transitional period, depending on whether a deal is struck and, if so, what that deal is. The unavoidable uncertainties and events related to Brexit could negatively affect taxes and costs of business; cause volatility in currency exchange rates, interest rates, and European, UK or worldwide political, regulatory, economic or market conditions; and contribute to instability in political institutions, regulatory agencies, and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust’s Shares are listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares that have been reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2018 and 2017:

Fiscal Year Ended December 31, 2018: Quarter Ended
	High	Low
March 31, 2018	$96.81	$88.65
June 30, 2018	$89.58	$80.79
September 30, 2018	$80.89	$72.98
December 31, 2018	$82.76	$74.32

Fiscal Year Ended December 31, 2017: Quarter Ended
	High	Low
March 31, 2017	$98.25	$89.66
June 30, 2017	$94.24	$86.21
September 30, 2017	$96.98	$86.14
December 31, 2017	$90.80	$83.96

The number of outstanding Shares of the Trust as of February 25, 2019 was 7,350,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2018	$79.15	$72.98
September 2018	$79.17	$74.00
October 2018	$79.93	$77.80
November 2018	$82.76	$75.65
December 2018	$76.32	$74.32
January 2019	$78.12	$74.81

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2018 and 2017:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2018	300,000	0.095
February 2018	150,000	0.095
March 2018	-	-
April 2018	100,000	0.095
May 2018	600,000	0.095
June 2018	-	-
July 2018	-	-
August 2018	50,000	0.095
September 2018	100,000	0.095
October 2018	50,000	0.095
November 2018	100,000	0.095
December 2018	150,000	0.095
Total	1,600,000	0.095

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2017	50,000	0.096
February 2017	-	-
March 2017	150,000	0.096
April 2017	-	-
May 2017	200,000	0.096
June 2017	50,000	0.096
July 2017	-	-
August 2017	150,000	0.096
September 2017	50,000	0.096
October 2017	-	-
November 2017	50,000	0.095
December 2017	-	-
Total	700,000	0.096

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$496,718	$565,745	$474,220	$403,969	$622,683
Total (loss) / gain on platinum	$(68,970)	$10,261	$10,630	$(166,168)	$(78,635)
Change in net assets from operations	$(72,021)	$7,075	$7,688	$(169,291)	$(83,011)
Weighted average number of Shares	6,083,151	5,846,164	5,144,809	5,077,671	5,400,822
Net (decrease) / increase in net assets per Share	$(11.84)	$1.21	$1.49	$(33.34)	$(15.37)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

Introduction.

The Aberdeen Standard Platinum ETF Trust (the “Trust”), formerly known as ETFS Platinum Trust prior to October 1, 2018, is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and Aberdeen Standard Investments EFTs Sponsor LLC, the sponsor of the Trust (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018. The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of platinum bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PPLT.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding platinum price (per 1/10 of an oz. of platinum) since inception:

NAV per Share vs. 1/10th Platinum Price from December 30, 2009 (the Date of Inception) to December 31, 2018

190.00
170.00
150.00
130.00
110.00
90.00
70.00
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
1/10th ounce of platinum
NAV per Share

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

	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in 000's of US$)
Investment in platinum - cost	$675,473	$712,727	$649,850
Unrealized loss on investment in platinum	(178,755)	(146,982)	(175,630)
Investment in platinum - fair value	$496,718	$565,745	$474,220

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the platinum and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of May 11, 2018 and December 31, 2018.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2018 and 2017, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in 000's of US$)
Total (loss) / gain on platinum	$(68,970)	$10,261	$10,630
Net (loss) / gain from operations	$(72,021)	$7,075	$7,688
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2018

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $565,458,736 at December 31, 2017 to $496,468,881 at December 31, 2018, a 12.20% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 14.35% from $927.00 at December 31, 2017 to $794.00 at December 31, 2018.

There was an increase in outstanding Shares, which rose from 6,400,000 at December 31, 2017 to 6,600,000 at December 31, 2018, a result of 1,800,000 Shares (36 Baskets) being created and 1,600,000 Shares (32 Baskets) being redeemed during the year.

The NAV per Share decreased 14.87% from $88.36 at December 31, 2017 to $75.22 at December 31, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was $3,050,913 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $97.18 at January 25, 2018 was the highest during the year, compared with a low of $73.28 at September 4, 2018.

The decrease in net assets from operations for the year ended December 31, 2018 was $72,021,333, resulting from a change in unrealized loss on investment in platinum of $31,772,206, a realized loss of $868,864 on the transfer of platinum to pay expenses, a realized loss of $36,329,350 on platinum distributed for the redemption of Shares, and the Sponsor’s Fees of $3,050,913. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2018.

The year ended December 31, 2017

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

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data - (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2018
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$834	$716	$742	$759	$3,051
Total expenses	834	716	742	759	3,051

Net investment loss	(834)	(716)	(742)	(759)	(3,051)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(176)	(198)	(244)	(251)	(869)
Realized loss on platinum distributed for the redemption of Shares	(7,510)	(17,024)	(4,049)	(7,746)	(36,329)
Change in unrealized gain / (loss) on investment in platinum	15,635	(27,332)	(15,334)	(4,741)	(31,772)
Total gain / (loss) on platinum	7,949	(44,554)	(19,627)	(12,738)	(68,970)

Change in net assets from operations	$7,115	$(45,270)	$(20,369)	$(13,497)	$(72,021)

Net increase / (decrease) in net assets per Share	$1.17	$(8.14)	$(3.26)	$(2.09)	$(11.84)

Weighted average number of Shares	6,071,667	5,560,989	6,243,478	6,450,543	6,083,151

Year Ended December 31, 2017
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$773	$781	$793	$839	$3,186
Total expenses	773	781	793	839	3,186

Net investment loss	(773)	(781)	(793)	(839)	(3,186)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(219)	(221)	(220)	(213)	(873)
Realized loss on platinum distributed for the redemption of Shares	(4,810)	(7,084)	(4,463)	(1,157)	(17,514)
Change in unrealized gain / (loss) on investment in platinum	20,946	(2,928)	4,451	6,179	28,648
Total gain / (loss) on platinum	15,917	(10,233)	(232)	4,809	10,261

Change in net assets from operations	$15,144	$(11,014)	$(1,025)	$3,970	$7,075

Net increase / (decrease) in net assets per Share	$2.70	$(1.92)	$(0.18)	$0.64	$1.21

Weighted average number of Shares	5,615,000	5,750,549	5,820,109	6,192,935	5,846,164

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2018, the Trust’s disclosure controls and procedures were effective.

Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. While ownership of the Sponsor entity has changed, internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2018.  There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2018.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018.

Report of  Independent  Registered  Public  Accounting  Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Platinum ETF Trust (formerly “ETFS Platinum Trust”):

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Platinum ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements and financial highlights.

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

/s/ KPMG LLP

New York, New York
February 27, 2019

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Christopher Demetriou – President and Chief Executive Officer

Mr. Demetriou is Chief Executive Officer – Americas for ASII. Mr. Demetriou is a member of the Group Executive Committee as well as several other committees within the organization. Mr. Demetriou is based in Philadelphia and is responsible for Aberdeen Standard Investments’ operations across North and South America. Mr. Demetriou previously held the position of Deputy Chief Executive Officer – Americas for ASII from December 2016 to April 2018, Chief Financial Officer – Americas from January 2016 to December 2016, and Head of Finance – Americas from June 2014 to January 2016. Mr. Demetriou joined ASII in June 2014, as a result of Aberdeen’s acquisition of SVG, a FTSE 250 private equity investor based in London. While at SVG, from June 2010 to June 2014, Mr. Demetriou was Group Financial Controller and Deputy Head of Strategy. Prior to joining SVG, Mr. Demetriou worked at Ernst and Young, specializing in Asset and Wealth Management audits and transactions. Mr. Demetriou is a Chartered Accountant and has a BA in Politics from the University of York in England.

Andrea Melia – Chief Financial Officer and Treasurer

Ms. Melia is Vice President and Head of Fund Operations, Traditional Assets – Americas for ASII. Ms. Melia has managed the fund administration team since joining ASII in September 2009. Prior to joining ASII, Ms. Melia was Director of fund administration and accounting oversight for Princeton Administrators LLC, a division of BlackRock Inc. and had worked with Princeton Administrators since 1992. Ms. Melia holds a BS in Accounting from University of Scranton and a MBA from Rider University.

As described under Item 1 above, ASII is the parent of the Sponsor.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

There are no persons known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust.

Security Ownership of Management

Not applicable.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017

Audit fees - KPMG	$66,500	$50,160
Audit related fees - KPMG	18,000	8,000
	$84,500	$58,160

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

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

2. Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158381 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

4.2

Form of Authorized Participant Agreement, effective as of September 5, 2017 incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1(b)	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158381 on December 31, 2009

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD PLATINUM ETF TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Platinum ETF Trust (formerly “ETFS Platinum Trust”):

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Platinum ETF Trust (the “Trust”), including the schedules of investments, as of December 31, 2018 and 2017, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2018. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2018, and the financial highlights for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 27, 2019

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Assets and Liabilities
At December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: December 31, 2018: $675,473; December 31, 2017: $712,727)	$496,718	$565,745
Total assets	496,718	565,745

LIABILITIES
Fees payable to Sponsor	249	286
Total Liabilities	249	286

NET ASSETS (1)	$496,469	$565,459

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2018 were 6,600,000 and at December 31, 2017 were 6,400,000.  Net asset value per Share at December 31, 2018 was $75.22 and at December 31, 2017 was $88.36.

See Notes to the Financial Statements.

ABERDEEN STANDARD PLATINUM ETF TRUST

Schedules of Investments
At December 31, 2018 and 2017

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	625,590.0	$675,473	$496,718	100.05%
Total investment in platinum	625,590.0	$675,473	$496,718	100.05%
Assets in excess of liabilities			(249)	(0.05)%
Net assets			$496,469	100.00%

	December 31, 2017
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	610,296.7	$712,727	$565,745	100.05%
Total investment in platinum	610,296.7	$712,727	$565,745	100.05%
Less liabilities			(286)	(0.05)%
Net assets			$565,459	100.00%

See Notes to the Financial Statements.

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Operations
For the years ended December 31, 2018, 2017 and 2016

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2018	December 31, 2017	December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$3,051	$3,186	$2,942
Total expenses	3,051	3,186	2,942

Net investment loss	(3,051)	(3,186)	(2,942)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(869)	(873)	(869)
Realized loss on platinum distributed for the redemption of Shares	(36,329)	(17,514)	(23,578)
Change in unrealized (loss) / gain on investment in platinum	(31,772)	28,648	35,077
Total (loss) / gain on investment in platinum	(68,970)	10,261	10,630

Change in net assets from operations	$(72,021)	$7,075	$7,688

Net (decrease) / increase in net assets per Share	$(11.84)	$1.21	$1.49

Weighted average number of Shares	6,083,151	5,846,164	5,144,809

See Notes to the Financial Statements.

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2018, 2017 and 2016

	Year Ended December 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	6,400,000	$565,459
Net investment loss		(3,051)
Realized loss on investment in platinum		(37,198)
Change in unrealized loss on investment in platinum		(31,772)
Creations	1,800,000	141,279
Redemptions	(1,600,000)	(138,248)
Closing balance at December 31, 2018	6,600,000	$496,469

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	5,450,000	$473,978
Net investment loss		(3,186)
Realized loss on investment in platinum		(18,387)
Change in unrealized gain on investment in platinum		28,648
Creations	1,650,000	148,038
Redemptions	(700,000)	(63,632)
Closing balance at December 31, 2017	6,400,000	$565,459

	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2016	4,750,000	$399,557
Net investment loss		(2,942)
Realized loss on investment in platinum		(24,447)
Change in unrealized gain on investment in platinum		35,077
Change in unrealized gain on unsettled creations or redemptions		19
Creations	1,500,000	143,689
Redemptions	(800,000)	(76,975)
Closing balance at December 31, 2016	5,450,000	$473,978

See Notes to the Financial Statements.

ABERDEEN STANDARD PLATINUM ETF TRUST

Financial Highlights
For the years ended December 31, 2018, 2017 and 2016

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$88.36	$86.97	$84.12
Income from investment operations:
Net investment loss	(0.50)	(0.54)	(0.57)
Total realized and unrealized gains and losses on investment in platinum	(12.64)	1.93	3.42
Change in net assets from operations	(13.14)	1.39	2.85

Net asset value per Share at end of period	$75.22	$88.36	$86.97

Weighted average number of Shares	6,083,151	5,846,164	5,144,809

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value	(14.87)%	1.60%	3.39%

See Notes to the Financial Statements.

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Platinum ETF Trust (the “Trust”), formerly known as ETFS Platinum Trust prior to October 1, 2018, is an investment trust formed on December 30, 2009, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”), formerly known as ETF Securities USA LLC prior to October 1, 2018, and The Bank of New York Mellon as trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds platinum bullion and issues Aberdeen Standard Physical Platinum Shares ETF (the “Shares”), formerly known as ETFS Physical Platinum Shares prior to October 1, 2018, (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to Aberdeen Standard Investments Inc. (“ASII”), formerly known as Aberdeen Asset Management Inc. prior to January 1, 2019,  a Delaware corporation. As a result of the sale, ASII became the sole member of the Sponsor. ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

Prior to December 1, 2014, the Trust utilized the London PM Fix as its benchmark for valuation purposes. The London PM Fix for platinum was the price of an ounce of platinum as set by four fixing members of the London Platinum and Palladium Market (“LPPM”) at approximately 2:00 p.m., London time, on each working day and was widely accepted among platinum market participants. The London PM Fix was discontinued on November 30, 2014.

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

The investment in platinum is classified as a level 2 asset, as the Trust’s investment in platinum is calculated using primary market pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2018	December 31, 2017

Level 2
Investment in platinum	$496,718	$565,745

There were no re-allocations or transfers between levels during the years ended December 31, 2018 and 2017.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, for all orders accepted prior to the September 5, 2017, ownership of the platinum is transferred within three business days of the trade date, and for all orders accepted on or after September 5, 2017, ownership of platinum is transferred within two business days of the trade date.

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

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the years ended December 31, 2018 and 2017 are set out below:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2018	December 31, 2017
Ounces of platinum
Opening balance	610,296.7	522,844.9
Creations	170,892.2	157,717.3
Redemptions	(152,126.2)	(66,946.0)
Transfers of platinum to pay expenses	(3,472.7)	(3,319.5)
Closing balance	625,590.0	610,296.7

Investment in platinum
Opening balance	$565,745	$474,220
Creations	141,279	148,038
Redemptions	(138,248)	(63,632)
Realized loss on platinum distributed for the redemption of Shares	(36,329)	(17,514)
Transfers of platinum to pay expenses	(3,088)	(3,142)
Realized loss on platinum transferred to pay expenses	(869)	(873)
Change in unrealized (loss) / gain on investment in platinum	(31,772)	28,648
Closing balance	$496,718	$565,745

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

For the year ended December 31, 2018, the Sponsor’s Fee was $3,050,913  (December 31, 2017: $3,185,762;  December 31, 2016:  $2,941,798).

At December 31, 2018 the fees payable to the Sponsor were $249,291  (December 31, 2017: $285,960).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2018, 2017 and 2016.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

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

ABERDEEN STANDARD PLATINUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC
(FORMERLY, ETF SECURITIES USA LLC)

Date:	February 27, 2019	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 27, 2019	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.