Form 10-Q
period 2019-06-30
Aberdeen Standard Platinum ETF Trust
filed 2019-08-09
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(844) 383-7289

(Registrant's telephone number, including area code)

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

As of August 6, 2019, Aberdeen Standard Platinum ETF Trust had 7,750,000 Aberdeen Standard Physical Platinum Shares ETF outstanding.

ABERDEEN STANDARD PLATINUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

ABERDEEN STANDARD PLATINUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: June 30, 2019: $717,619; December 31, 2018: $675,473)	$568,176	$496,718
Platinum receivable	15,453	-
Total assets	583,629	496,718

LIABILITIES
Fees payable to Sponsor	276	249
Total Liabilities	276	249

NET ASSETS (1)	$583,353	$496,469

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2019 were 7,550,000 and at December 31, 2018 were 6,600,000. Net asset values per Share at June 30, 2019 and December 31, 2018 were $77.27 and $75.22, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Schedules of Investments
At June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	694,592.4	$717,619	$568,176	97.40%
Total investment in platinum	694,592.4	$717,619	$568,176	97.40%
Other assets less liabilities			15,177	2.60%
Net assets			$583,353	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	625,590.0	$675,473	$496,718	100.05%
Total investment in platinum	625,590.0	$675,473	$496,718	100.05%
Liabilities			(249)	(0.05)%
Net assets			$496,469	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Operations (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$849	$716	$1,668	$1,549
Total expenses	849	716	1,668	1,549

Net investment loss	(849)	(716)	(1,668)	(1,549)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(196)	(198)	(443)	(374)
Realized loss on platinum distributed for the redemption of Shares	(8,084)	(17,024)	(10,027)	(24,534)
Change in unrealized (loss) / gain on investment in platinum	(10,875)	(27,332)	29,312	(11,697)
Total (loss) / gain on investment in platinum	(19,155)	(44,554)	18,842	(36,605)

Change in net assets from operations	$(20,004)	$(45,270)	$17,174	$(38,154)

Net (decrease)/increase in net assets per Share	$(2.82)	$(8.14)	$2.42	$(6.56)

Weighted average number of Shares	7,097,253	5,560,989	7,085,359	5,814,917

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	7,350,000	$591,003	5,950,000	$530,017
Net investment loss		(849)		(716)
Realized loss on investment in platinum		(8,280)		(17,222)
Change in unrealized loss on investment in platinum		(10,875)		(27,332)
Creations	650,000	49,801	150,000	12,666
Redemptions	(450,000)	(37,447)	(700,000)	(60,728)
Closing balance	7,550,000	$583,353	5,400,000	$436,685

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	6,600,000	$496,469	6,400,000	$565,459
Net investment loss		(1,668)		(1,549)
Realized loss on investment in platinum		(10,470)		(24,908)
Change in unrealized gain / (loss) on investment in platinum		29,312		(11,697)
Creations	1,550,000	119,168	150,000	12,666
Redemptions	(600,000)	(49,458)	(1,150,000)	(103,286)
Closing balance	7,550,000	$583,353	5,400,000	$436,685

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Financial Highlights (Unaudited)
For the three and six months ended June 30, 2019 and 2018

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$80.41	$89.08	$75.22	$88.36
Income from investment operations:
Net investment loss	(0.12)	(0.13)	(0.24)	(0.27)
Total realized and unrealized gains and losses on investment in platinum	(3.02)	(8.08)	2.29	(7.22)
Change in net assets from operations	(3.14)	(8.21)	2.05	(7.49)

Net asset value per Share at end of period	$77.27	$80.87	$77.27	$80.87

Weighted average number of Shares	7,097,253	5,560,989	7,085,359	5,814,917

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value (2)	(3.90)%	(9.22)%	2.73%	(8.48)%

(1)Annualized for periods of less than one year.

(2)Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Platinum ETF Trust (the “Trust”) is an investment trust formed on December 30, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds platinum bullion and issues Aberdeen Standard Physical Platinum Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2019 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At June 30, 2019, approximately 4% of the Trust’s platinum was held by the Zurich Sub-Custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2019	December 31, 2018

Level 2
Investment in platinum	$568,176	$496,718

There were no transfers between levels during the six months ended June 30, 2019, or the year ended December 31, 2018.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At June 30, 2019, the Trust had $15,453,581 of platinum receivable for the creation of Shares. There was no payable for the redemption of Shares. At December 31, 2018, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2019 and December 31, 2018.

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Platinum

Changes in ounces of platinum and their respective values for the three and six months ended June 30, 2019 and 2018 are set out below:

	Three Months Ended	Three Months Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2019	June 30, 2018
Ounces of platinum
Opening balance	700,383.8	566,547.0
Creations	42,521.8	9,507.4
Redemptions	(47,288.7)	(66,578.0)
Transfers of platinum to pay expenses	(1,024.5)	(289.5)
Closing balance	694,592.4	509,186.9

Investment in platinum
Opening balance	$595,326	$530,288
Creations	34,348	8,623
Redemptions	(41,468)	(60,729)
Realized loss on platinum distributed for the redemption of Shares	(8,084)	(17,024)
Transfers of platinum to pay expenses	(875)	(310)
Realized loss on platinum transferred to pay expenses	(196)	(198)
Change in unrealized loss on investment in platinum	(10,875)	(27,332)
Closing balance	$568,176	$433,318

	Six Months Ended	Six Months Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2019	June 30, 2018
Ounces of platinum
Opening balance	625,590.0	610,296.7
Creations	127,728.0	9,507.4
Redemptions	(56,750.8)	(109,449.9)
Transfers of platinum to pay expenses	(1,974.8)	(1,167.3)
Closing balance	694,592.4	509,186.9

Investment in platinum
Opening balance	$496,718	$565,745
Creations	103,715	8,623
Redemptions	(49,458)	(103,286)
Realized loss on platinum distributed for the redemption of Shares	(10,027)	(24,534)
Transfers of platinum to pay expenses	(1,641)	(1,159)
Realized loss on platinum transferred to pay expenses	(443)	(374)
Change in unrealized gain / (loss) on investment in platinum	29,312	(11,697)
Closing balance	$568,176	$433,318

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

For the three months ended June 30, 2019 and 2018, the Sponsor’s Fee was $848,947 and $715,430, respectively. For the six months ended June 30, 2019 and 2018, the Sponsor’s Fee was $1,668,024 and $1,549,585, respectively.

At June 30, 2019 and at December 31, 2018, the fees payable to the Sponsor were $276,386 and $249,291, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2019 and 2018.

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

2.9 Recent Accounting Pronouncements

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which had an effective date of November 5, 2018. The Sponsor has adopted the changes which align the time period presented for the current and comparative periods in the Statement of Operations, Statement of Changes in Net Assets and Note 2.6 in the Notes to the Financial Statements in the Trust’s Form 10-Q for the period ended June 30, 2019.

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

The Quarter Ended June 30, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $591,002,616 at March 31, 2019 to $583,353,463 at June 30, 2019, a 1.29% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 3.76% from $850.00 at March 31, 2019 to $818.00 at June 30, 2019. There was an increase in outstanding Shares, which rose from 7,350,000 Shares at March 31, 2019 to 7,550,000 Shares at June 30, 2019, a result of 450,000 Shares (9 Baskets) being redeemed during the quarter and 650,000 Shares (13 Baskets) being created during the quarter.

The NAV per Share decreased 3.90% from $80.41 at March 31, 2019 to $77.27 at June 30, 2019. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $848,947 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $86.45 at April 8, 2019 was the highest during the quarter, compared with a low of $74.75 at May 30, 2019.

The decrease in net assets from operations for the quarter ended June 30, 2019 was $20,004,038, resulting from a change in unrealized loss on investment in platinum of $10,875,385, a realized loss of $195,944 on the transfer of platinum to pay expenses, a realized loss of $8,083,762 on platinum distributed for the redemption of Shares and the Sponsor’s Fee of $848,947. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2019.

The Six Months Ended June 30, 2019

The Trust’s NAV increased from $496,468,881 at December 31, 2018 to $583,353,463 at June 30, 2019, a 17.50% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 6,600,000 Shares at December 31, 2018 to 7,550,000 Shares at June 30, 2019, a result of 1,550,000 Shares (31 Baskets) being created and 600,000 Shares (12 Baskets) being redeemed during the period and an increase in the price per ounce of platinum, which rose 3.02% from $794.00 at December 31, 2018 to $818.00 at June 30, 2019.

The NAV per Share rose 2.73% from $75.22 at December 31, 2018 to $77.27 at June 30, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $1,668,024 for the six months ended June 30, 2019, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $86.45 at April 8, 2019 was the highest during the period, compared with a low of $74.03 at February 14, 2019.

The increase in net assets from operations for the six months ended June 30, 2019 was $17,174,092, resulting from a change in unrealized gain on investment of platinum of $29,311,976, offset by a realized loss of $443,193 on the transfer of platinum to pay expenses, a realized loss of $10,026,667 on platinum distributed for the redemption of Shares, and the Sponsor’s Fee of $1,668,024. Other than the Sponsor’s Fee, the Trust had no expenses during the six months ended June 30, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2019, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PLATINUM ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2019:

13 Baskets were created.

9 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	platinum per Share
April 2019	7	350,000	0.095
May 2019	2	100,000	0.095
June 2019	-	-	-
	9	450,000	0.095

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: August 8, 2019	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.