Form 10-Q
period 2019-09-30
Aberdeen Standard Platinum ETF Trust
filed 2019-11-08
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019

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

Yes ☐ No ☒

As of November 6, 2019, Aberdeen Standard Platinum ETF Trust had 8,200,000 Aberdeen Standard Physical Platinum Shares ETF outstanding.

ABERDEEN STANDARD PLATINUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

ABERDEEN STANDARD PLATINUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: September 30, 2019: $784,994; December 31, 2018: $675,473)	$696,371	$496,718
Total assets	696,371	496,718

LIABILITIES
Fees payable to Sponsor	339	249
Total Liabilities	339	249

NET ASSETS (1)	$696,032	$496,469

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2019 were 8,200,000 and at December 31, 2018 were 6,600,000. Net asset values per Share at September 30, 2019 and December 31, 2018 were $84.88 and $75.22, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Schedules of Investments
At September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	773,746.3	$784,994	$696,371	100.05%
Total investment in platinum	773,746.3	$784,994	$696,371	100.05%
Liabilities			(339)	(0.05)%
Net assets			$696,032	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	625,590.0	$675,473	$496,718	100.05%
Total investment in platinum	625,590.0	$675,473	$496,718	100.05%
Liabilities			(249)	(0.05)%
Net assets			$496,469	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$971	$742	$2,639	$2,292
Total expenses	971	742	2,639	2,292

Net investment loss	(971)	(742)	(2,639)	(2,292)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(200)	(244)	(644)	(619)
Realized loss on platinum distributed for the redemption of Shares	(1,223)	(4,049)	(11,250)	(28,583)
Change in unrealized gain / (loss) on investment in platinum	60,820	(15,334)	90,133	(27,030)
Total gain / (loss) on investment in platinum	59,397	(19,627)	78,239	(56,232)

Change in net assets from operations	$58,426	$(20,369)	$75,600	$(58,524)

Net increase / (decrease) in net assets per Share	$7.44	$(3.26)	$10.29	$(9.82)

Weighted average number of Shares	7,853,261	6,243,478	7,344,139	5,959,341

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	7,550,000	$583,353	5,400,000	$436,685
Net investment loss		(971)		(742)
Realized loss on investment in platinum		(1,423)		(4,293)
Change in unrealized gain / (loss) on investment in platinum		60,820		(15,334)
Creations	800,000	67,441	1,150,000	90,222
Redemptions	(150,000)	(13,188)	(150,000)	(11,631)
Closing balance	8,200,000	$696,032	6,400,000	$494,907

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	6,600,000	$496,469	6,400,000	$565,459
Net investment loss		(2,639)		(2,292)
Realized loss on investment in platinum		(11,894)		(29,202)
Change in unrealized gain / (loss) on investment in platinum		90,133		(27,030)
Creations	2,350,000	186,609	1,300,000	102,889
Redemptions	(750,000)	(62,646)	(1,300,000)	(114,917)
Closing balance	8,200,000	$696,032	6,400,000	$494,907

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Financial Highlights (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$77.27	$80.87	$75.22	$88.36
Income from investment operations:
Net investment loss	(0.12)	(0.12)	(0.36)	(0.39)
Total realized and unrealized gains and losses on investment in platinum	7.73	(3.42)	10.02	(10.64)
Change in net assets from operations	7.61	(3.54)	9.66	(11.03)

Net asset value per Share at end of period	$84.88	$77.33	$84.88	$77.33

Weighted average number of Shares	7,853,261	6,243,478	7,344,139	5,959,341

Expense ratio (1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value (2)	9.85%	(4.38)%	12.84%	(12.48)%

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended September 30, 2019 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At September 30, 2019, approximately 4% of the Trust’s platinum was held by the Zurich Sub-Custodian.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2019	December 31, 2018

Level 2
Investment in platinum	$696,371	$496,718

There were no transfers between levels during the nine months ended September 30, 2019, or the year ended December 31, 2018.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At September 30, 2019, the Trust had $0 of platinum receivable for the creation of Shares. There was no payable for the redemption of Shares. At December 31, 2018, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2019 and December 31, 2018.

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2. Significant Accounting Policies (Continued)

2.6. Investment in Platinum

Changes in ounces of platinum and their respective values for the three and nine months ended September 30, 2019 and 2018 are set out below:

	Three Months Ended	Three Months Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2019	September 30, 2018
Ounces of platinum
Opening balance	694,592.4	509,186.9
Creations	94,393.5	113,990.1
Redemptions	(14,155.6)	(14,236.3)
Transfers of platinum to pay expenses	(1,084.0)	(1,388.3)
Closing balance	773,746.3	607,552.4

Investment in platinum
Opening balance	$568,176	$433,318
Creations	67,441	90,222
Redemptions	(13,188)	(11,631)
Settlement of platinum receivable	15,453	4,043
Realized loss on platinum distributed for the redemption of Shares	(1,223)	(4,049)
Transfers of platinum to pay expenses	(908)	(1,170)
Realized loss on platinum transferred to pay expenses	(200)	(244)
Change in unrealized gain / (loss) on investment in platinum	60,820	(15,334)
Closing balance	$696,371	$495,155

	Nine Months Ended	Nine Months Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2019	September 30, 2018
Ounces of platinum
Opening balance	625,590.0	610,296.7
Creations	222,121.5	123,497.5
Redemptions	(70,906.4)	(123,686.2)
Transfers of platinum to pay expenses	(3,058.8)	(2,555.6)
Closing balance	773,746.3	607,552.4

Investment in platinum
Opening balance	$496,718	$565,745
Creations	186,609	102,889
Redemptions	(62,646)	(114,917)
Realized loss on platinum distributed for the redemption of Shares	(11,250)	(28,583)
Transfers of platinum to pay expenses	(2,549)	(2,330)
Realized loss on platinum transferred to pay expenses	(644)	(619)
Change in unrealized gain / (loss) on investment in platinum	90,133	(27,030)
Closing balance	$696,371	$495,155

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

For the three months ended September 30, 2019 and 2018, the Sponsor’s Fee was $970,563 and $741,934, respectively. For the nine months ended September 30, 2019 and 2018, the Sponsor’s Fee was $2,638,587 and $2,291,519, respectively.

At September 30, 2019 and at December 31, 2018, the fees payable to the Sponsor were $339,539 and $249,291, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2019 and 2018.

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

2.9 Recent Accounting Pronouncements

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which had an effective date of November 5, 2018. The Sponsor has adopted the changes which align the time period presented for the current and comparative periods in the Statement of Operations, Statement of Changes in Net Assets and Note 2.6 in the Notes to the Financial Statements in the Trust’s Form 10-Q for the period ended September 30, 2019.

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

The Quarter Ended September 30, 2019

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $583,353,463 at June 30, 2019 to $696,031,849 at September 30, 2019, a 19.32% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 10.02% from $818.00 at June 30, 2019 to $900.00 at September 30, 2019. There was an increase in outstanding Shares, which rose from 7,550,000 Shares at June 30, 2019 to 8,200,000 Shares at September 30, 2019, a result of 150,000 Shares (3 Baskets) being redeemed during the quarter and 800,000 Shares (16 Baskets) being created during the quarter.

The NAV per Share increased 9.85% from $77.27 at June 30, 2019 to $84.88 at September 30, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $970,563 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $92.18 at September 4, 2019 was the highest during the quarter, compared with a low of $76.40 at July 9, 2019.

The increase in net assets from operations for the quarter ended September 30, 2019 was $58,426,048, resulting from a change in unrealized gain on investment in platinum of $60,820,446, offset by a realized loss of $200,427 on the transfer of platinum to pay expenses, a realized loss of $1,223,408 on platinum distributed for the redemption of Shares and the Sponsor’s Fee of $970,563. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2019.

The Nine Months Ended September 30, 2019

The Trust’s NAV increased from $496,468,881 at December 31, 2018 to $696,031,849 at September 30, 2019, a 40.20% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 13.35% from $794.00 at December 31, 2018 to $900.00 at September 30, 2019 and an increase in outstanding Shares, which rose from 6,600,000 Shares at December 31, 2018 to 8,200,000 Shares at September 30, 2019, a result of 2,350,000 Shares (47 Baskets) being created and 750,000 Shares (15 Baskets) being redeemed during the period.

The NAV per Share rose 12.84% from $75.22 at December 31, 2018 to $84.88 at September 30, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $2,638,587 for the nine months ended September 30, 2019, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $92.18 at September 4, 2019 was the highest during the period, compared with a low of $74.03 at February 14, 2019.

The increase in net assets from operations for the nine months ended September 30, 2019 was $75,600,140, resulting from a change in unrealized gain on investment of platinum of $90,132,422, offset by a realized loss of $643,620 on the transfer of platinum to pay expenses, a realized loss of $11,250,075 on platinum distributed for the redemption of Shares, and the Sponsor’s Fee of $2,638,587. Other than the Sponsor’s Fee, the Trust had no expenses during the nine months ended September 30, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2019, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PLATINUM ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Uncertainty regarding the effects of Brexit could adversely affect the price of the Shares.

The ongoing negotiations surrounding the United Kingdom’s (“UK”) exit from the European Union (“EU”) (“Brexit”) have yet to provide clarity on what the outcome will be for the UK or Europe. The UK remains a member of the EU until the legally established departure date (the “Exit Day”). This was originally March 29, 2019, but has been extended three times following agreement by all EU member states, and is now expected to be on or before January 31, 2020. Until Exit Day, all existing EU-derived laws and regulations continue to apply in the UK. Those laws may continue to apply for an additional transitional period following Exit Day, depending on whether a deal is struck between the UK and EU and, if so, what that deal is. In any event, the UK has undertaken a process of “on-shoring” all EU legislation, pursuant to which there appears, at this stage, to be no policy changes to EU law. However, various open questions remain as to how cross-border financial services will work post-Exit Day, and the EU has not yet provided any material cushion from the effects of Brexit for financial services as a matter of EU law.

The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, UK or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. In addition, the risk that Standard Life Aberdeen plc, the parent of the Sponsor and which is headquartered in the UK, fails to adequately prepare for Brexit could have significant customer, reputation and capital impacts for Standard Life Aberdeen plc and its subsidiaries, including those providing services to the Trust; however, Standard Life Aberdeen plc and its subsidiaries have detailed contingency planning in place to seek to manage the consequences of Brexit to the Trust and to avoid any disruption on the Trust and to the services they provide. Given the fluidity and complexity of the situation, we cannot provide assurance that the Trust will not be adversely impacted despite these preparations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2019:

16 Baskets were created.

3 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	platinum per Share
July 2019	-	-	-
August 2019	1	50,000	0.094
September 2019	2	100,000	0.094
	3	150,000	0.094

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

ABERDEEN STANDARD PLATINUM ETF TRUST

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

101

The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PLATINUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: November 8, 2019	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.