Form 10-K
period 2019-12-31
Aberdeen Standard Platinum ETF Trust
filed 2020-02-28
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 28, 2019 as reported by the NYSE Arca, Inc. on that date: $595,393,000.

As of February 26, 2020, Aberdeen Standard Platinum ETF Trust has 8,100,000 Aberdeen Standard Physical Platinum Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the Aberdeen Standard Platinum ETF Trust (the “Trust”) is to own platinum transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of platinum bullion. The Trust was formed on December 30, 2009 when an initial deposit of platinum was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $496,468,881 at December 31, 2018 to $712,718,535 at December 31, 2019, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 6,600,000 at December 31, 2018 to 7,950,000 at December 31, 2019.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (the “NFA”). The Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”,  and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandard.com/en-us/us/investor/fund-centre through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for 84% of platinum supply in 2018 and 79% of palladium supply in 2018.

World Platinum Supply and Demand 2009-2018

The following table sets forth a summary of the world platinum supply and demand from 2009 to 2018 and is based on information reported by Johnson Matthey PGM Market Report – May 2019.

(thousands of ounces)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Supply
South Africa	4,635	4,635	4,860	4,110	4,208	3,547	4,572	4,392	4,459	4,467
Russia	785	825	835	801	736	700	670	717	692	687
Others	605	590	790	769	891	896	865	988	961	959
Total Supply	6,025	6,050	6,485	5,680	5,835	5,143	6,107	6,097	6,112	6,113

Demand by Application
Autocatalyst	2,185	3,075	3,185	3,158	3,000	3,103	3,228	3,330	3,292	3,051
Chemical	290	440	470	452	528	523	502	475	504	540
Electrical	190	230	230	176	218	225	228	230	234	266
Glass	10	385	515	153	100	212	227	246	364	478
Investment	660	655	460	450	871	277	451	620	356	67
Jewelry	2,810	2,420	2,475	2,783	3,028	2,897	2,746	2,412	2,296	2,269
Medical & Biomedical	250	230	230	223	214	214	215	218	220	221
Petroleum	210	170	210	112	159	165	140	176	220	372
Other	190	300	320	395	433	438	441	458	476	582
Total Gross Demand	6,795	7,905	8,095	7,902	8,551	8,054	8,178	8,165	7,962	7,846

Recycling
Autocatalyst	(830)	(1,085)	(1,240)	(1,120)	(1,206)	(1,272)	(1,112)	(1,159)	(1,279)	(1,338)
Jewelry	(565)	(735)	(810)	(895)	(790)	(762)	(574)	(738)	(638)	(36)
Other	(10)	(10)	(10)	(22)	(24)	(27)	(29)	(32)	(34)	(731)
Total Recycling	(1,405)	(1,830)	(2,060)	(2,037)	(2,020)	(2,061)	(1,715)	(1,929)	(1,951)	(2,105)

Total Net Demand	5,390	6,075	6,035	5,865	6,531	5,993	6,463	6,236	6,011	5,741

Movements in Stocks	635	(25)	450	(185)	(696)	(850)	(356)	(139)	101	372

Source: Johnson Matthey PGM Market Report - May 2019

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 73% of total mine supply in 2018. Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 12.5% of total mine supply over the past ten years. Scrap supply from recycling of autocatalyst and other sources have accounted for about 25% from 2014 to 2018, on average.

Over the past decade, jewelry demand for platinum peaked at 41% of total demand in 2009. Jewelry demand has since declined to 29% of total demand in 2018,  consistent with the year prior. Autocatalyst demand for platinum accounted for around 39% of total demand at the end of 2018. Investment demand accounted for less than 1% of total demand in 2018, down significantly from the prior three years.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 31, 2009 to December 31, 2019.

As global manufacturing started to turn up in early 2009, platinum prices began to rise. During this period, the prices of a wide range of commodities, equities and other cyclically-oriented assets also began to rebound strongly from the lows of late 2008/early 2009. As it became clear that auto sales in the US and China were rebounding on a sustainable basis, platinum continued to rise. By the end of 2009, platinum prices had risen to $1,416 per ounce, representing a 63% increase from the beginning of 2009 and 64% of the March 2008 high. The Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 per troy ounce in June to a low of $1,369 per troy ounce in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recovering from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 80% of the world’s supply of platinum.  A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply.  However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa’s economy and its currency the South African Rand weighed on platinum prices throughout 2017, and platinum continued to fall in 2018 driven by lackluster investor sentiment, a stronger US dollar, weaker diesel demand and rising mine supply.  Platinum prices bounced back, rising 19.9% to $952 per ounce at the end of 2019.  The steep climb in palladium price has led some investors to conclude that platinum appears under-valued, in view of its potential to substitute for palladium in automotive applications in the future.  Additionally, the outlook for mining in South Africa is increasingly uncertain, with producers facing steep increases in electricity prices, periodic disruption to power supplies and a risk of industrial action during forthcoming wage negotiations.

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

The Platinum Market

The Zurich and London Platinum Bullion Market

Although the market for physical platinum is distributed globally, most platinum is stored and most OTC market trades are cleared through Zurich. As of September 1, 2009, London also serves as a center for the clearing of OTC trades in platinum. In addition to coordinating market activities, the LPPM acts as the principal point of contact between the market and its regulators. A primary function of the LPPM is its involvement in the promotion of refining standards by maintenance of the “London/Zurich Good Delivery Lists,” which are the lists of LPPM accredited refiners of platinum. The LPPM also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

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

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams is equivalent to 32.1507465 troy ounces, and one troy ounce is equivalent to 31.1034768 grams. A good delivery platinum plate or ingot is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Platinum Plate or Ingot”). A Good Delivery Platinum Plate or Ingot must contain between 32 and 192 troy ounces of platinum with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The platinum content of a platinum Good Delivery Platinum Plate or Ingot is calculated by multiplying the gross weight by the fineness of the plate or ingot. A Good Delivery Platinum Plate or Ingot must also bear the stamp of one of the refiners who are on the LPPM approved list. Unless otherwise specified, the platinum spot price always refers to the “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non‑electronic processes previously used to establish the applicable London platinum fix where the London platinum fix process adjusted the platinum price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London platinum fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes are fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

Since December 1, 2014, the Sponsor determined that the London platinum fix, which has been revised based on the new LME method and is now known as the LBMA Platinum Price (PM), which we refer to herein as the LME PM Fix, is an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day. The “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s platinum bullion as of any day is the LME PM Fix for such day.

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

The Sponsor’s Fee for the year ended December 31, 2019 was $3,705,285  (December 31, 2018:  $3,050,913;  December 31, 2017: $3,185,762).

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

The Sponsor

The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). Aberdeen Standard Investments is a brand of the investment businesses of Standard Life Investments plc, its affiliates and subsidiaries. In the United States, Aberdeen Standard Investments is the marketing name for the following affiliated, registered investment advisers: ASII, Aberdeen Asset Managers Ltd., Aberdeen Standard Investments Australia Ltd., Aberdeen Standard Investments (Asia) Ltd., Aberdeen Capital Management, LLC, Aberdeen Standard Investments ETFs Advisors LLC and Standard Life Investments (Corporate Funds) Ltd.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2019, the Trustee is in compliance with these conditions.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s platinum. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, Canary Wharf, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA. The Zurich Sub-Custodian that the Custodian currently uses is UBS AG, which is located at 45 Bahnhofstrasse, 8021 Zurich, Switzerland.

The Custodian’s Role

The Custodian is responsible for safekeeping of the Trust platinum deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodian and its other sub-custodians, if any. The Custodian facilitates the transfer of platinum in and out of the Trust through the unallocated platinum accounts it will maintain for each Authorized Participant and the unallocated and allocated platinum accounts it will maintain for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated platinum to be held in London. The Zurich Sub-Custodian holds at its London and Zurich vault premises that portion of the Trust’s allocated platinum to be held in Zurich on behalf of the Custodian. The Custodian is responsible for allocating specific plates or ingots of physical platinum to the Trust’s allocated platinum account. The Custodian provides the Trustee with regular reports detailing the platinum transfers in and out of the Trust’s unallocated and allocated platinum accounts and identifying the platinum plates or ingots held in the Trust’s allocated platinum account.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the platinum and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 2, 2019 and December 31, 2019.

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

Custody of the Trust’s Platinum

Custody of the physical platinum deposited with and held by the Trust is provided by the Custodian at the London vault and by the Zurich Sub-Custodian selected by the Custodian in the Zurich vault and by other sub-custodians on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LPPM.

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

The Trust Agreement places no limit on the amount of platinum the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum. The global market for platinum is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2014 to 2018, world platinum mine supply averaged 5.9 million ounces, while world net demand averaged 6.1 million ounces. If the amount of platinum acquired by the Trust is large enough in relation to global platinum supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum unrelated to other factors affecting the global market for platinum. Such an impact could affect the price for platinum that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

Discrepancies, disruptions or unreliability of the LME PM Fix could impact the value of the Trust’s platinum and the market price of the Shares.

The Trustee values the Trust’s platinum pursuant to the LME PM Fix. In the event that the LME PM Fix proves to be an inaccurate benchmark, or the LME PM Fix varies materially from the prices determined by other mechanisms for valuing platinum, the value of the Trust’s platinum and the market price of the Shares could be adversely impacted. Any future developments in the LME PM Fix, to the extent it has a material impact on the LME PM Fix, could adversely impact the value of the Trust’s platinum and the market price of the Shares. It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the benchmark to produce, the LME PM Fix on any given date. Furthermore, any actual or perceived disruptions that result in the perception that the LME PM Fix is vulnerable to actual or attempted manipulation could adversely affect the behavior of market participants, which may have an effect on the price of platinum. If the LME PM Fix is unreliable for any reason, the price of platinum and the market price for the Shares may decline or be subject to greater volatility.

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

Autocatalysts, automobile components for emissions control that use platinum, accounted for approximately 39% of the global demand in platinum in 2018.  Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand.  A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of platinum  and affect the price of the Shares.

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

Because the Trustee does not, and the Custodian has limited obligations to, oversee and monitor the activities of sub-custodians who may hold the Trust’s platinum, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s platinum could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s platinum on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are The Bank of Nova Scotia – ScotiaMocatta, Brinks Global Services Inc., HSBC Bank plc, ICBC Standard Bank plc, Malca-Amit UK Ltd. London, Malca-Amit SA Zurich and UBS Zurich. The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated platinum to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s platinum from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

The obligations of any sub-custodian of the Trust’s platinum are not determined by contractual arrangements but by LPPM rules and London platinum market customs and practices, which may prevent the Trust’s recovery of damages for losses on its platinum custodied with sub-custodians.

Except for the Custodian’s arrangement with the Zurich Sub-Custodian, there are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s platinum and the Trustee or the Custodian because traditionally such arrangements are based on the LPPM’s rules and on the customs and practices of the London Platinum market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LPPM’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of platinum. If the Trust’s platinum is lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian. Whether a sub-custodian will be liable for the failure of sub-custodians appointed by it to exercise due care in the safekeeping of the Trust’s platinum will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from sub-custodians whether appointed by the Custodian or by another sub-custodian for any losses relating to the safekeeping of platinum by such sub-custodians.

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

The United Kingdom (“UK”) stopped being a member of the European Union (“EU”) (“Brexit”) on January 31, 2020 (“Exit Day”). Following Exit Day, the EU entered an 11-month transitional period to December 31, 2020 (the “Transitional Period”) during which existing EU-derived laws and regulations and trading relationships continue to apply in the UK while the parties decide what their future relationship will look like. The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, UK, or worldwide political, regulatory, economic, or market conditions and could contribute to instability in political institutions, regulatory agencies, and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is continued to be defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. In addition, the risk that Standard Life Aberdeen plc, the parent of the Sponsor and which is headquartered in the UK, fails to adequately prepare for and adjust to Brexit could have significant customer, reputation, and capital impacts for Standard Life Aberdeen plc and its subsidiaries, including those providing services to the Trust; however, Standard Life Aberdeen plc and its subsidiaries have detailed contingency planning in place to manage the consequences of Brexit to the Trust and to avoid any disruption on the Trust and to the services they provide. Given the fluidity and complexity of the situation, the Trust may be adversely impacted despite these preparations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust’s Shares are listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares that have been reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2019 and 2018:

Fiscal Year Ended December 31, 2019: Quarter Ended
	High	Low
March 31, 2019	$82.52	$74.51
June 30, 2019	$85.92	$74.99
September 30, 2019	$93.15	$76.56
December 31, 2019	$90.93	$82.00

Fiscal Year Ended December 31, 2018: Quarter Ended
	High	Low
March 31, 2018	$96.81	$88.65
June 30, 2018	$89.58	$80.79
September 30, 2018	$80.89	$72.98
December 31, 2018	$82.76	$74.32

The number of outstanding Shares of the Trust as of February 26,  2020 was 8,100,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2019	$88.04	$79.41
September 2019	$93.15	$83.47
October 2019	$87.93	$82.78
November 2019	$89.50	$82.00
December 2019	$90.93	$84.22
January 2020	$96.29	$90.16

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2019 and 2018:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2019	-	-
February 2019	-	-
March 2019	150,000	0.095
April 2019	350,000	0.095
May 2019	100,000	0.095
June 2019	-	-
July 2019	-	-
August 2019	50,000	0.094
September 2019	100,000	0.094
October 2019	-	-
November 2019	350,000	0.094
December 2019	50,000	0.094
Total	1,150,000	0.095

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2018	300,000	0.095
February 2018	150,000	0.095
March 2018	-	-
April 2018	100,000	0.095
May 2018	600,000	0.095
June 2018	-	-
July 2018	-	-
August 2018	50,000	0.095
September 2018	100,000	0.095
October 2018	50,000	0.095
November 2018	100,000	0.095
December 2018	150,000	0.095
Total	1,600,000	0.095

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$713,082	$496,718	$565,745	$474,220	$403,969
Total gain / (loss) on platinum	$117,791	$(68,970)	$10,261	$10,630	$(166,168)
Change in net assets from operations	$114,086	$(72,021)	$7,075	$7,688	$(169,291)
Weighted average number of Shares	7,535,068	6,083,151	5,846,164	5,144,809	5,077,671
Net increase / (decrease) in net assets per Share	$15.14	$(11.84)	$1.21	$1.49	$(33.34)
Net cash provided by operating activities	$-	$-	$-	$-	$-

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

Introduction.

The Aberdeen Standard Platinum ETF Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and Aberdeen Standard Investments EFTs Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of platinum bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PPLT.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding platinum price (per 1/10 of an oz. of platinum) since inception:

NAV per Share vs. 1/10th Platinum Price from December 30, 2009 (the Date of Inception) to December 31, 2019

190.00
170.00
150.00
130.00
110.00
90.00
70.00
12/30/2009
12/30/2010
12/30/2011
12/30/2012
12/30/2013
12/30/2014
12/30/2015
12/30/2016
12/30/2017
12/30/2018
12/30/2019
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

	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in 000's of US$)
Investment in platinum - cost	$758,352	$675,473	$712,727
Unrealized loss on investment in platinum	(45,270)	(178,755)	(146,982)
Investment in platinum - fair value	$713,082	$496,718	$565,745

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian in order to examine the platinum and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 2,  2019 and December 31, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2019 and 2018, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in 000's of US$)
Total gain / (loss) on platinum	$117,791	$(68,970)	$10,261
Net gain / (loss) from operations	$114,086	$(72,021)	$7,075
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2019

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $496,468,881 at December 31, 2018 to $712,718,535 at December 31, 2019, a 43.56% increase for the year. The increase in the Trust’s NAV resulted primarily from a increase in the price per ounce of platinum, which rose 19.90% from $794.00 at December 31, 2018 to $952.00 at December 31, 2019.

There was an increase in outstanding Shares, which rose from 6,600,000 at December 31, 2018 to 7,950,000 at December 31, 2019, a result of 2,500,000 Shares (50 Baskets) being created and 1,150,000 Shares (23 Baskets) being redeemed during the year.

The NAV per Share increased 19.18% from $75.22 at December 31, 2018 to $89.65 at December 31, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was $3,705,285 for the year, or 0.60% of the Trust’s assets on an annualized basis.

The NAV per Share of $92.18 at September 4, 2019 was the highest during the year, compared with a low of $74.03 at February 14, 2019.

The increase in net assets from operations for the year ended December 31, 2019 was $114,085,989, resulting from a change in unrealized gain on investment in platinum of $133,484,194,  offset by a realized loss of $770,511 on the transfer of platinum to pay expenses, a realized loss of $14,922,409 on platinum distributed for the redemption of Shares, and the Sponsor’s Fees of $3,705,285. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2019.

The year ended December 31, 2018

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

Item 8. Financial Statements and Supplementary Data - (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2019
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$819	$849	$971	$1,066	$3,705
Total expenses	819	849	971	1,066	3,705

Net investment loss	(819)	(849)	(971)	(1,066)	(3,705)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(247)	(196)	(200)	(128)	(771)
Realized loss on platinum distributed for the redemption of Shares	(1,943)	(8,084)	(1,223)	(3,672)	(14,922)
Change in unrealized gain / (loss) on investment in platinum	40,187	(10,875)	60,820	43,352	133,484
Total gain / (loss) on platinum	37,997	(19,155)	59,397	39,552	117,791

Change in net assets from operations	$37,178	$(20,004)	$58,426	$38,486	$114,086

Net increase / (decrease) in net assets per Share	$5.26	$(2.82)	$7.44	$4.75	$15.14

Weighted average number of Shares	7,073,333	7,097,253	7,853,261	8,101,630	7,535,068

Year Ended December 31, 2018
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$834	$716	$742	$759	$3,051
Total expenses	834	716	742	759	3,051

Net investment loss	(834)	(716)	(742)	(759)	(3,051)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(176)	(198)	(244)	(251)	(869)
Realized loss on platinum distributed for the redemption of Shares	(7,510)	(17,024)	(4,049)	(7,746)	(36,329)
Change in unrealized gain / (loss) on investment in platinum	15,635	(27,332)	(15,334)	(4,741)	(31,772)
Total gain / (loss) on platinum	7,949	(44,554)	(19,627)	(12,738)	(68,970)

Change in net assets from operations	$7,115	$(45,270)	$(20,369)	$(13,497)	$(72,021)

Net increase / (decrease) in net assets per Share	$1.17	$(8.14)	$(3.26)	$(2.09)	$(11.84)

Weighted average number of Shares	6,071,667	5,560,989	6,243,478	6,450,543	6,083,151

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2019, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2019.  There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2019.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Platinum ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Platinum ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statement of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2019 and 2018, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements and financial highlights.

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

/s/ KPMG LLP

New York, New York
February 28,  2020

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018

Audit fees - KPMG	$64,900	$66,500
Audit related fees - KPMG	18,000	18,000
	$82,900	$84,500

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

2. Financial Statement Schedules
Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158381 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018

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

101

The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD PLATINUM ETF TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Platinum ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Platinum ETF Trust (the Trust), including the schedules of investments, as of December 31, 2019 and 2018, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three‑year period ended December 31, 2019. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations and the changes in its net assets, for each of the years in the three‑year period ended December 31, 2019, and the financial highlights for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

New York, New York
February 28, 2020

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Assets and Liabilities
At December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: December 31, 2019: $758,352; December 31, 2018: $675,473)	$713,082	$496,718
Total assets	713,082	496,718

LIABILITIES
Fees payable to Sponsor	363	249
Total Liabilities	363	249

NET ASSETS (1)	$712,719	$496,469

(1)Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at December 31, 2019 were 7,950,000 and at December 31, 2018 were 6,600,000.  Net asset value per Share at December 31, 2019 was $89.65 and at December 31, 2018 was $75.22.

See Notes to the Financial Statements.

ABERDEEN STANDARD PLATINUM ETF TRUST

Schedules of Investments
At December 31, 2019 and 2018

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	749,035.9	$758,352	$713,082	100.05%
Total investment in platinum	749,035.9	$758,352	$713,082	100.05%
Less liabilities			(363)	(0.05)%
Net assets			$712,719	100.00%

	December 31, 2018
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	625,590.0	$675,473	$496,718	100.05%
Total investment in platinum	625,590.0	$675,473	$496,718	100.05%
Less liabilities			(249)	(0.05)%
Net assets			$496,469	100.00%

See Notes to the Financial Statements.

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Operations
For the years ended December 31, 2019, 2018 and 2017

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$3,705	$3,051	$3,186
Total expenses	3,705	3,051	3,186

Net investment loss	(3,705)	(3,051)	(3,186)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(771)	(869)	(873)
Realized loss on platinum distributed for the redemption of Shares	(14,922)	(36,329)	(17,514)
Change in unrealized gain / (loss) on investment in platinum	133,484	(31,772)	28,648
Total gain / (loss) on investment in platinum	117,791	(68,970)	10,261

Change in net assets from operations	$114,086	$(72,021)	$7,075

Net increase / (decrease) in net assets per Share	$15.14	$(11.84)	$1.21

Weighted average number of Shares	7,535,068	6,083,151	5,846,164

See Notes to the Financial Statements.

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Changes in Net Assets
For the years ended December 31, 2019, 2018 and 2017

	Year Ended December 31, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	6,600,000	$496,469
Net investment loss		(3,705)
Realized loss on investment in platinum		(15,693)
Change in unrealized gain on investment in platinum		133,484
Creations	2,500,000	199,325
Redemptions	(1,150,000)	(97,161)
Closing balance at December 31, 2019	7,950,000	$712,719

	Year Ended December 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	6,400,000	$565,459
Net investment loss		(3,051)
Realized loss on investment in platinum		(37,198)
Change in unrealized loss on investment in platinum		(31,772)
Creations	1,800,000	141,279
Redemptions	(1,600,000)	(138,248)
Closing balance at December 31, 2018	6,600,000	$496,469

	Year Ended December 31, 2017
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2017	5,450,000	$473,978
Net investment loss		(3,186)
Realized loss on investment in platinum		(18,387)
Change in unrealized gain on investment in platinum		28,648
Creations	1,650,000	148,038
Redemptions	(700,000)	(63,632)
Closing balance at December 31, 2017	6,400,000	$565,459

See Notes to the Financial Statements.

ABERDEEN STANDARD PLATINUM ETF TRUST

Financial Highlights
For the years ended December 31, 2019, 2018 and 2017

	Year Ended	Year Ended	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$75.22	$88.36	$86.97
Income from investment operations:
Net investment loss	(0.49)	(0.50)	(0.54)
Total realized and unrealized gains and losses on investment in platinum	14.92	(12.64)	1.93
Change in net assets from operations	14.43	(13.14)	1.39

Net asset value per Share at end of period	$89.65	$75.22	$88.36

Weighted average number of Shares	7,535,068	6,083,151	5,846,164

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, at net asset value	19.18%	(14.87)%	1.60%

See Notes to the Financial Statements.

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Platinum ETF Trust (the “Trust”) is an investment trust formed on December 30, 2009, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as trustee (the “Trustee”) at the time of the Trust’s organization. The Trust holds platinum bullion and issues Aberdeen Standard Physical Platinum Shares ETF (the “Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”).  ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements

2.2. Valuation of Platinum (continued)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2019	December 31, 2018

Level 2
Investment in platinum	$713,082	$496,718

There were no re-allocations or transfers between levels during the years ended December 31, 2019 and 2018.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. At December 31, 2019 and December 31, 2018, the Trust had no platinum receivable or payable for the creation or redemption of Shares.  Generally, for all orders accepted, ownership of platinum is transferred within two business days of the trade date.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements

2.6. Investment in Platinum

Changes in ounces of platinum and the respective values for the years ended December 31, 2019 and 2018 are set out below:

	Year Ended	Year Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2019	December 31, 2018
Ounces of platinum
Opening balance	625,590.0	610,296.7
Creations	236,260.2	170,892.2
Redemptions	(108,601.3)	(152,126.2)
Transfers of platinum to pay expenses	(4,213.0)	(3,472.7)
Closing balance	749,035.9	625,590.0

Investment in platinum
Opening balance	$496,718	$565,745
Creations	199,325	141,279
Redemptions	(97,161)	(138,248)
Realized loss on platinum distributed for the redemption of Shares	(14,922)	(36,329)
Transfers of platinum to pay expenses	(3,591)	(3,088)
Realized loss on platinum transferred to pay expenses	(771)	(869)
Change in unrealized gain / (loss) on investment in platinum	133,484	(31,772)
Closing balance	$713,082	$496,718

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

For the year ended December 31, 2019, the Sponsor’s Fee was $3,705,285  (December 31, 2018: $3,050,913;  December 31, 2017:     $3,185,762).

At December 31, 2019 the fees payable to the Sponsor were $363,272  (December 31, 2018: $249,291).

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2019, 2018 and 2017.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements

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

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC

Date:	February 28, 2020	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 28, 2020	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.