Form 10-Q
period 2020-03-31
Aberdeen Standard Platinum ETF Trust
filed 2020-05-08
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020

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

Yes ☐ No ☒

As of May 6, 2020, Aberdeen Standard Platinum ETF Trust had 8,100,000 Aberdeen Standard Physical Platinum Shares ETF outstanding.

ABERDEEN STANDARD PLATINUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

ABERDEEN STANDARD PLATINUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: March 31, 2020: $739,385; December 31, 2019: $758,352)	$540,313	$713,082
Total assets	540,313	713,082

LIABILITIES
Fees payable to Sponsor	273	363
Total Liabilities	273	363

NET ASSETS (1)	$540,040	$712,719

(1)Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2020 were 7,900,000 and at December 31, 2019 were 7,950,000. Net asset values per Share at March 31, 2020 and December 31, 2019 were $68.36 and $89.65, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Schedules of Investments
At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	743,209.1	$739,385	$540,313	100.05%
Total investment in platinum	743,209.1	$739,385	$540,313	100.05%
Less liabilities			(273)	(0.05)%
Net assets			$540,040	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	749,035.9	$758,352	$713,082	100.05%
Total investment in platinum	749,035.9	$758,352	$713,082	100.05%
Less liabilities			(363)	(0.05)%
Net assets			$712,719	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Operations (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$995	$819
Total expenses	995	819

Net investment loss	(995)	(819)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(50)	(247)
Realized loss on platinum distributed for the redemption of Shares	(10,260)	(1,943)
Change in unrealized (loss) / gain on investment in platinum	(153,802)	40,187
Total (loss) / gain on investment in platinum	(164,112)	37,997

Change in net assets from operations	$(165,107)	$37,178

Net (decrease) / increase in net assets per Share	$(20.83)	$5.26

Weighted average number of Shares	7,925,275	7,073,333

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months Ended March 31, 2020
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	7,950,000	$712,719
Net investment loss		(995)
Realized loss on investment in platinum		(10,310)
Change in unrealized loss on investment in platinum		(153,802)
Creations	1,000,000	82,027
Redemptions	(1,050,000)	(89,599)
Closing balance at March 31, 2020	7,900,000	$540,040

	Three Months Ended March 31, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	6,600,000	$496,469
Net investment loss		(819)
Realized loss on investment in platinum		(2,190)
Change in unrealized gain on investment in platinum		40,187
Creations	900,000	69,367
Redemptions	(150,000)	(12,011)
Closing balance at March 31, 2019	7,350,000	$591,003

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three Months	Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$89.65	$75.22
Income from investment operations:
Net investment loss	(0.13)	(0.12)
Total realized and unrealized gains and losses on investment in platinum	(21.16)	5.31
Change in net assets from operations	(21.29)	5.19

Net asset value per Share at end of period	$68.36	$80.41

Weighted average number of Shares	7,925,275	7,073,333

Expense ratio (1)	0.60%	0.60%

Net investment loss ratio (1)	(0.60)%	(0.60)%

Total return, at net asset value (2)	(23.75)%	6.90%

(1)Annualized for periods of less than one year.

(2)Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

1. Organization

The Aberdeen Standard Platinum ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds platinum bullion and issues Aberdeen Standard Physical Platinum Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

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

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s Zurich, Switzerland vault premises on a segregated basis and whose appointment has been approved by the Sponsor (the “Zurich Sub-Custodian”). At March 31, 2020, approximately 3.9% of the Trust’s platinum was held by the Zurich Sub-Custodian.

Platinum is recorded at fair value. The cost of platinum is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of platinum administered by the London Metal Exchange (“LME”) (the “LME PM Fix”). Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of platinum transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2020	December 31, 2019

Level 2
Investment in platinum	$540,313	$713,082

There were no transfers between levels during the three months ended March 31, 2020, or the year ended December 31, 2019.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At March 31, 2020 and December 31, 2019, respectively, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2020 or December 31, 2019.

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2.6. Investment in Platinum

Changes in ounces of platinum and their respective values for the three months ended March 31, 2020 and 2019 are set out below:

	Three Months	Three Months
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2020	March 31, 2019
Ounces of platinum
Opening balance	749,035.9	625,590.0
Creations	94,098.7	85,206.2
Redemptions	(98,803.6)	(9,462.1)
Transfers of platinum to pay expenses	(1,121.9)	(950.3)
Closing balance	743,209.1	700,383.8

Investment in platinum
Opening balance	$713,082	$496,718
Creations	82,027	69,367
Redemptions	(89,599)	(7,991)
Realized loss on platinum distributed for the redemption of Shares	(10,260)	(1,943)
Transfers of platinum to pay expenses	(1,085)	(765)
Realized loss on platinum transferred to pay expenses	(50)	(247)
Change in unrealized (loss) / gain on investment in platinum	(153,802)	40,187
Closing balance	$540,313	$595,326

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2.7. Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of platinum to the Sponsor.

The Trust will transfer platinum to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.60% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears.

The Sponsor has agreed to assume administrative and marketing expenses incurred by the Trust, including the Trustee’s monthly fee and out of pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses, exchange listing fees, United States Securities and Exchange Commission (the “SEC”) registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses.

For the three months ended March 31, 2020 and 2019, the Sponsor’s Fee was $994,697 and $819,077, respectively.

At March 31, 2020 and at December 31, 2019, the fees payable to the Sponsor were $273,098 and $363,272, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2020 and 2019.

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

Realized gains and losses result from the transfer of platinum for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and average cost of platinum transferred.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

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

All fees accruing for the day on which the valuation takes place that are computed by reference to the value of the Trust or its assets are calculated using the ANAV calculated for such day. The Trustee subtracts from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

ABERDEEN STANDARD PLATINUM ETF TRUST

The Quarter Ended March 31, 2020

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $712,718,535 at December 31, 2019 to $540,039,647 at March 31, 2020, a 24.23% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 23.63% from $952.00 at December 31, 2019 to $727.00 at March 31, 2020. There was a decrease in outstanding Shares, which fell from 7,950,000 Shares at December 31, 2019 to 7,900,000 Shares at March 31, 2020, a result of 1,050,000 Shares (21 Baskets) being redeemed during the quarter and 1,000,000 Shares (20 Baskets) being created during the quarter.

The NAV per Share decreased 23.75% from $89.65 at December 31, 2019 to $68.36 at March 31, 2020. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $994,697 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $95.75 at January 16, 2020 was the highest during the quarter, compared with a low of $55.77 at March 19, 2020.

The decrease in net assets from operations for the quarter ended March 31, 2020 was $165,107,139, resulting from a change in unrealized loss on investment in platinum of $153,801,918, offset by a realized loss of $50,447 on the transfer of platinum to pay expenses, a realized loss of $10,260,077 on platinum distributed for the redemption of Shares and the Sponsor’s Fee of $994,697. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2020, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PLATINUM ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Uncertainty regarding the effects of COVID-19

The respiratory illness COVID-19 caused by a novel coronavirus has resulted in a global pandemic and major disruption to economies and markets around the world, including the United States. Financial markets have experienced extreme volatility and severe losses, and trading in many instruments has been disrupted. Liquidity for many instruments has been greatly reduced for periods of time. Some interest rates are very low and in some cases yields are negative. Some sectors of the economy and individual issuers have experienced particularly large losses. These circumstances may continue for an extended period of time, and may continue to affect adversely the value and liquidity of the Trust’s investments. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, including Shares of the Trust, are not known. Governments and central banks, including the Federal Reserve in the U.S., have taken extraordinary and unprecedented actions to support local and global economies and the financial markets. The impact of these measures, and whether they will be effective to mitigate the economic and market disruption, will not be known for some time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2020:

20 Baskets were created.

21 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	platinum per Share
January 2020	8	400,000	0.094
February 2020	1	50,000	0.094
March 2020	12	600,000	0.094
	21	1,050,000	0.094

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

101

The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PLATINUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: May 8, 2020	/s/ Christopher Demetriou
Christopher Demetriou*
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	/s/ Andrea Melia
Andrea Melia*
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.