Form 10-Q
period 2020-06-30
Aberdeen Standard Platinum ETF Trust
filed 2020-08-07
CIK 1460235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _________________ to _________________

Commission File Number: 001-34590

ABERDEEN STANDARD PLATINUM ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Platinum Shares ETF	PPLT	NYSE Arca

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

As of August 5, 2020, Aberdeen Standard Platinum ETF Trust had 11,100,000 Aberdeen Standard Physical Platinum Shares ETF outstanding.

ABERDEEN STANDARD PLATINUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

ABERDEEN STANDARD PLATINUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: June 30, 2020: $874,401; December 31, 2019: $758,352)	$741,673	$713,082
Total assets	741,673	713,082

LIABILITIES
Fees payable to Sponsor	345	363
Total liabilities	345	363

NET ASSETS(1)	$741,328	$712,719

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2020 were 9,700,000 and at December 31, 2019 were 7,950,000. Net asset values per Share at June 30, 2020 and December 31, 2019 were $76.43 and $89.65, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Schedules of Investments

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	911,146.4	$874,401	$741,673	100.05%
Total investment in platinum	911,146.4	$874,401	$741,673	100.05%
Less liabilities			(345)	(0.05)%
Net Assets			$741,328	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	749,035.9	$758,352	$713,082	100.05%
Total investment in platinum	749,035.9	$758,352	$713,082	100.05%
Less liabilities			(363)	(0.05)%
Net Assets			$712,719	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$951	$849	$1,946	$1,668
Total expenses	951	849	1,946	1,668

Net investment loss	(951)	(849)	(1,946)	(1,668)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) on platinum transferred to pay expenses	(247)	(196)	(297)	(443)
Realized (loss) on platinum distributed for the redemption of Shares	(2,457)	(8,084)	(12,717)	(10,027)
Change in unrealized gain and loss on investment in platinum	66,345	(10,875)	(87,457)	29,312
Total gain / (loss) on investment in platinum	63,641	(19,155)	(100,471)	18,842

Change in net assets from operations	$62,690	$(20,004)	$(102,417)	$17,174

Net increase / (decrease) in net assets per Share	$7.38	$(2.82)	$(12.48)	$2.42

Weighted average number of Shares	8,489,011	7,097,253	8,207,143	7,085,359

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	7,900,000	$540,040	7,350,000	$591,003
Net investment loss		(951)		(849)
Realized (loss) on investment in platinum		(2,704)		(8,280)
Change in unrealized gain / (loss) on investment in platinum		66,345		(10,875)
Creations	1,900,000	145,455	650,000	49,801
Redemptions	(100,000)	(6,857)	(450,000)	(37,447)
Closing balance	9,700,000	$741,328	7,550,000	$583,353

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	7,950,000	$712,719	6,600,000	$496,469
Net investment loss		(1,946)		(1,668)
Realized (loss) on investment in platinum		(13,014)		(10,470)
Change in unrealized (loss) / gain on investment in platinum		(87,457)		29,312
Creations	2,900,000	227,483	1,550,000	119,168
Redemptions	(1,150,000)	(96,457)	(600,000)	(49,458)
Closing balance	9,700,000	$741,328	7,550,000	$583,353

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$68.36	$80.41	$89.65	$75.22
Income from investment operations:
Net investment loss	(0.11)	(0.12)	(0.24)	(0.24)
Total realized and unrealized gains or losses on investment in platinum	8.18	(3.02)	(12.98)	2.29
Change in net assets from operations	8.07	(3.14)	(13.22)	2.05

Net asset value per Share at end of period	$76.43	$77.27	$76.43	$77.27

Weighted average number of Shares	8,489,011	7,097,253	8,207,143	7,085,359

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	11.81%	(3.90)%	(14.75)%	2.73%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

1.    Organization

The Aberdeen Standard Platinum ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 (the "Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds platinum bullion and issues Aberdeen Standard Physical Platinum Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of Standard Life Aberdeen plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2020, approximately 3.20% of the Trust’s platinum was held by one or more sub-custodians.

Platinum is recorded at fair value. The cost of platinum is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of platinum administered by the London Metal Exchange (“LME”). Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of platinum transferred.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2020	December 31, 2019
Level 2
Investment in platinum	$741,673	$713,082

There were no transfers between levels during the six months ended June 30, 2020 or the year ended December 31, 2019.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At June 30, 2020, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2019, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

2.4.    Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other platinum bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the platinum required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated platinum account, either loco London or loco Zurich, established with the Custodian or a platinum bullion clearing bank by an Authorized Participant.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2020 and December 31, 2019.

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the three and six months ended June 30, 2020 and 2019 are set out below:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
(Amounts in 000's of US$, except for ounces data)
Ounces of platinum
Opening balance	743,209.1	700,383.8
Creations	178,480.1	42,521.8
Redemptions	(9,400.1)	(47,288.7)
Transfers of platinum to pay expenses	(1,142.7)	(1,024.5)
Closing balance	911,146.4	694,592.4

Investment in platinum
Opening balance	$540,313	$595,326
Creations	145,455	34,348
Redemptions	(6,857)	(41,468)
Realized gain on platinum distributed for the redemption of Shares	(2,457)	(8,084)
Transfers of platinum to pay expenses	(879)	(875)
Realized (loss) on platinum transferred to pay expenses	(247)	(196)
Change in unrealized gain / (loss) on investment in platinum	66,345	(10,875)
Closing balance	$741,673	$568,176

ABERDEEN STANDARD PLATINUM ETF TRUST

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(Amounts in 000's of US$, except for ounces data)
Ounces of platinum
Opening balance	749,035.9	625,590.0
Creations	272,578.9	127,728.0
Redemptions	(108,203.7)	(56,750.8)
Transfers of platinum to pay expenses	(2,264.7)	(1,974.8)
Closing balance	911,146.4	694,592.4

Investment in platinum
Opening balance	$713,082	$496,718
Creations	227,483	103,715
Redemptions	(96,457)	(49,458)
Realized gain on platinum distributed for the redemption of Shares	(12,717)	(10,027)
Transfers of platinum to pay expenses	(1,964)	(1,641)
Realized loss on platinum transferred to pay expenses	(297)	(443)
Change in unrealized gain / (loss) on investment in platinum	(87,457)	29,312
Closing balance	$741,673	$568,176

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

For the three months ended June 30, 2020 and 2019, the Sponsor’s Fee was $951,400 and $848,947, respectively. For the six months ended June 30, 2020 and 2019, the Sponsor’s Fee was $1,946,097 and $1,668,024, respectively.

At June 30, 2020 and at December 31, 2019, the fees payable to the Sponsor were $344,722 and $363,272, respectively.

ABERDEEN STANDARD PLATINUM ETF TRUST

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2020 and 2019.

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

3.    Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants and purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. In addition, the Trustee and the Custodian and their affiliates may from time to time purchase or sell platinum directly, for their own account, as agent for their customers and for accounts over which they exercise investment discretion. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust.

4.    Concentration of Risk

The Trust’s sole business activity is the investment in platinum, and substantially all the Trust’s assets are holdings of platinum, which creates a concentration of risk associated with fluctuations in the price of platinum. Several factors could affect the price of platinum, including: (i) global platinum supply and demand, which is influenced by factors such as production and cost levels in major platinum producing countries, recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Trust holds platinum and is expected to issue Baskets in exchange for deposits of platinum and to distribute platinum in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of platinum, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in platinum.

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum and only in aggregations of 50,000 Shares, or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “PPLT”.

Valuation of Platinum and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee evaluates the platinum held by the Trust and determines the NAV of the Trust.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

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

The Quarter Ended June 30, 2020

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $540,039,647 at March 31, 2020 to $741,328,073 at June 30, 2020, a 37.27% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 11.97% from $727.00 at March 31, 2020 to $814.00 at June 30, 2020 and an increase in outstanding Shares, which rose from 7,900,000 Shares at March 31, 2020 to 9,700,000 Shares at June 30, 2020, as a result of 1,900,000 Shares (38 Baskets) being created and 100,000 Shares (2 Baskets) being redeemed.

The NAV per Share increased 11.81% from $68.36 at March 31, 2020 to $76.43 at June 30, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $951,400 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $79.95 at May 21, 2020 was the highest during the quarter, compared with a low of $67.13 at April 3, 2020.

The increase in net assets from operations for the quarter ended June 30, 2020 was $62,689,496, resulting from a realized loss of $246,763 on the transfer of platinum to pay expenses, a realized loss of $2,456,884 on platinum distributed for the redemption of Shares, and a change in unrealized gain on investment in platinum of $66,344,543, offset by the Sponsor’s Fee of $951,400. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2020.

The Six Months Ended June 30, 2020

The Trust’s NAV increased from $712,718,535 at December 31, 2019 to $741,328,073 at June 30, 2020, a 4.01% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 7,950,000 Shares at December 31, 2019 to 9,700,000 Shares at June 30, 2020, as a result of 2,900,000 Shares (58 Baskets) being created and 1,150,000 Shares (23 Baskets) being redeemed. The price per ounce of platinum fell 14.50% from $952.00 at December 31, 2019 to $814.00 at June 30, 2020.

The NAV per Share decreased 14.75% from $89.65 at December 31, 2019 to $76.43 at June 30, 2020. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $1,946,097 for the six months ended June 30, 2020, or 0.60% of the Trust’s ANAV on an annualized basis.

ABERDEEN STANDARD PLATINUM ETF TRUST

The NAV per Share of $95.75 at January 16, 2020 was the highest during the period, compared with a low of $55.77 at March 19, 2020.

The decrease in net assets from operations for the six months ended June 30, 2020 was $102,417,643, resulting from a realized loss of $297,210 on the transfer of platinum to pay expenses, a realized loss of $12,716,961 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $87,457,375, and the Sponsor’s Fee of $1,946,097. Other than the Sponsor’s Fee, the Trust had no expenses during the six months ended June 30, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2020, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2020:

38 Baskets were created.

2 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
April 2020	1	50,000	0.094
May 2020	1	50,000	0.094
June 2020	—	—	—
	2	100,000	0.094

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PLATINUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: August 7, 2020	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 7, 2020	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.