Form 10-Q
period 2020-09-30
Aberdeen Standard Platinum ETF Trust
filed 2020-11-06
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______________ to _______________

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

As of November 4, 2020, Aberdeen Standard Platinum ETF Trust had 13,400,000 Aberdeen Standard Physical Platinum Shares ETF outstanding.

ABERDEEN STANDARD PLATINUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

ABERDEEN STANDARD PLATINUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: September 30, 2020: $1,161,687; December 31, 2019: $758,352)	$1,082,010	$713,082
Platinum receivable	8,287	—
Total assets	1,090,297	713,082

LIABILITIES
Fees payable to Sponsor	526	363
Total liabilities	526	363

NET ASSETS(1)	$1,089,771	$712,719

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2020 were 13,150,000 and at December 31, 2019 were 7,950,000. Net asset values per Share at September 30, 2020 and December 31, 2019 were $82.87 and $89.65, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Schedules of Investments

At September 30, 2020 (Unaudited) and December 31, 2019

		September 30, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,223,993.5	$1,161,687	$1,082,010	99.29%
Total investment in platinum	1,223,993.5	$1,161,687	$1,082,010	99.29%
Other assets less liabilities			7,761	0.71%
Net Assets			$1,089,771	100.00%

		December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	749,035.9	$758,352	$713,082	100.05%
Total investment in platinum	749,035.9	$758,352	$713,082	100.05%
Less liabilities			(363)	(0.05)%
Net Assets			$712,719	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,470	$971	$3,416	$2,639
Total expenses	1,470	971	3,416	2,639

Net investment loss	(1,470)	(971)	(3,416)	(2,639)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) on platinum transferred to pay expenses	(112)	(200)	(409)	(644)
Realized (loss) on platinum distributed for the redemption of Shares	(18)	(1,223)	(12,736)	(11,250)
Change in unrealized gain and loss on investment in platinum	53,088	60,820	(34,369)	90,133
Total gain/(loss) on investment in platinum	52,958	59,397	(47,513)	78,239

Change in net assets from operations	$51,488	$58,426	$(50,930)	$75,600

Net increase / (decrease) in net assets per Share	$4.44	$7.44	$(5.45)	$10.29

Weighted average number of Shares	11,590,217	7,853,261	9,343,066	7,344,139

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	9,700,000	$741,328	7,550,000	$583,353
Net investment loss		(1,470)		(971)
Realized (loss) on investment in platinum		(130)		(1,423)
Change in unrealized gain on investment in platinum		53,051		60,820
Change in unrealized gain on unsettled creations or redemptions		37		—
Creations	3,500,000	301,395	800,000	67,441
Redemptions	(50,000)	(4,440)	(150,000)	(13,188)
Closing balance	13,150,000	$1,089,771	8,200,000	$696,032

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	7,950,000	$712,719	6,600,000	$496,469
Net investment loss		(3,416)		(2,639)
Realized (loss) on investment in platinum		(13,145)		(11,894)
Change in unrealized (loss)/gain on investment in platinum		(34,369)		90,133
Creations	6,400,000	528,879	2,350,000	186,609
Redemptions	(1,200,000)	(100,897)	(750,000)	(62,646)
Closing balance	13,150,000	$1,089,771	8,200,000	$696,032

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$76.43	$77.27	$89.65	$75.22
Income from investment operations:
Net investment loss	(0.13)	(0.12)	(0.37)	(0.36)
Total realized and unrealized gains or losses on investment in platinum	6.57	7.73	(6.41)	10.02
Change in net assets from operations	6.44	7.61	(6.78)	9.66

Net asset value per Share at end of period	$82.87	$84.88	$82.87	$84.88

Weighted average number of Shares	11,590,217	7,853,261	9,343,066	7,344,139

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	8.43%	9.85%	(7.56)%	12.84%

(1)	Annualized for periods less than one year.

(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

1.	Organization

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended September 30, 2020 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2020, approximately 2.38% of the Trust’s platinum was held by one or more sub-custodians.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2020	December 31, 2019

Level 2
Investment in platinum	$1,082,010	$713,082

There were no transfers between levels during the nine months ended September 30, 2020 or the year ended December 31, 2019.

2.3.	Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At September 30, 2020, the Trust had $8,287,371 of platinum receivable for the creation of Shares and no platinum payable for the redemption of Shares. At December 31, 2019, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2020 and December 31, 2019.

2.6.	Investment in Platinum

Changes in ounces of platinum and their respective values for the three and nine months ended September 30, 2020 and 2019 are set out below:

	Three Months	Three Months
	Ended	Ended
	September 30, 2020	September 30, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	911,146.4	694,592.4
Creations	319,003.7	94,393.5
Redemptions	(4,688.6)	(14,155.6)
Transfers of platinum to pay expenses	(1,468.0)	(1,084.0)
Closing balance	1,223,993.5	773,746.3

Investment in platinum
Opening balance	$741,673	$568,176
Creations	293,145	67,441
Redemptions	(4,440)	(13,188)
Settlement of platinum receivable	—	15,453
Realized gain on platinum distributed for the redemption of Shares	(18)	(1,223)
Transfers of platinum to pay expenses	(1,289)	(908)
Realized gain on platinum transferred to pay expenses	(112)	(200)
Change in unrealized gain on investment in platinum	53,051	60,820
Closing balance	$1,082,010	$696,371

ABERDEEN STANDARD PLATINUM ETF TRUST

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	749,035.9	625,590.0
Creations	591,582.6	222,121.5
Redemptions	(112,892.3)	(70,906.4)
Transfers of platinum to pay expenses	(3,732.7)	(3,058.8)
Closing balance	1,223,993.5	773,746.3

Investment in platinum
Opening balance	$713,082	$496,718
Creations	520,629	186,609
Redemptions	(100,897)	(62,646)
Settlement of platinum receivable	—	—
Realized gain on platinum distributed for the redemption of Shares	(12,736)	(11,250)
Transfers of platinum to pay expenses	(3,290)	(2,549)
Realized gain on platinum transferred to pay expenses	(409)	(644)
Change in unrealized (loss) / gain on investment in platinum	(34,369)	90,133
Closing balance	$1,082,010	$696,371

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended September 30, 2020 and 2019, the Sponsor’s Fee was $1,470,009 and $970,563, respectively. For the nine months ended September 30, 2020 and 2019, the Sponsor’s Fee was $3,416,106 and $2,638,587, respectively.

At September 30, 2020 and at December 31, 2019, the fees payable to the Sponsor were $526,386 and $363,272, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2020 and 2019.

ABERDEEN STANDARD PLATINUM ETF TRUST

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

The Quarter Ended September 30, 2020

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the platinum owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $741,328,073 at June 30, 2020 to $1,089,771,247 at September 30, 2020, a 47.00% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 9,700,000 Shares at June 30, 2020 to 13,150,000 Shares at September 30, 2020, as a result of 3,500,000 Shares (70 Baskets) being created and 50,000 Shares (1 Basket) being redeemed, as well as an increase in the price per ounce of platinum, which rose 8.60% from $814.00 at June 30, 2020 to $884.00 at September 30, 2020.

The NAV per Share increased 8.43% from $76.43 at June 30, 2020 to $82.87 at September 30, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $1,470,009 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $92.51 at August 10, 2020 was the highest during the quarter, compared with a low of $76.33 at July 2, 2020.

The increase in net assets from operations for the quarter ended September 30, 2020 was $51,488,066, resulting from a realized loss of $111,542 on the transfer of platinum to pay expenses, a realized loss of $18,642 on platinum distributed for the redemption of Shares, and a change in unrealized gain on investment in platinum of $53,088,259, offset by the Sponsor’s Fee of $1,470,009. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2020.

The Nine Months Ended September 30, 2020

The Trust’s NAV increased from $712,718,535 at December 31, 2019 to $1,089,771,247 at September 30, 2020, a 52.90% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 7,950,000 Shares at December 31, 2019 to 13,150,000 Shares at September 30, 2020, as a result of 6,400,000 Shares (128 Baskets) being created and 1,200,000 Shares (24 Baskets) being redeemed. The price per ounce of platinum fell 7.14% from $952.00 at December 31, 2019 to $884.00 at September 30, 2020.

The NAV per Share decreased 7.56% from $89.65 at December 31, 2019 to $82.87 at September 30, 2020. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $3,416,106 for the nine months ended September 30, 2020, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $95.75 at January 16, 2020 was the highest during the period, compared with a low of $55.77 at March 19, 2020.

The decrease in net assets from operations for the nine months ended September 30, 2020 was $50,929,574, resulting from a realized loss of $408,752 on the transfer of platinum to pay expenses, a realized loss of $12,735,603 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $34,369,113, and the Sponsor’s Fee of $3,416,106. Other than the Sponsor’s Fee, the Trust had no expenses during the nine months ended September 30, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2020, the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions, such as the Valuation of Platinum and Computation of Net Asset Value discussed above, that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ABERDEEN STANDARD PLATINUM ETF TRUST

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2020:

70 Baskets were created.

1 Basket was redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	platinum per Share
July 2020	—	—	—
August 2020	—	—	—
September 2020	1	50,000	0.094
	1	50,000	0.094

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ABERDEEN STANDARD PLATINUM ETF TRUST

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PLATINUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: November 6, 2020	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.