Form 10-K
period 2020-12-31
Aberdeen Standard Platinum ETF Trust
filed 2021-03-01
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from__________________to_____________________

Commission File Number: 001-34590

ABERDEEN STANDARD PLATINUM ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Platinum Shares ETF	PPLT	NYSE Arca

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2020 as reported by the NYSE Arca, Inc. on that date: $758,248,981.

As of February 24, 2021, Aberdeen Standard Platinum ETF Trust had 13,600,000 Aberdeen Standard Physical Platinum Shares ETF outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

The Trust’s Shares at redeemable value increased from $712,718,535 at December 31, 2019 to $1,329,606,858 at December 31, 2020, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 7,950,000 at December 31, 2019 to 13,300,000 at December 31, 2020.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (“NFA”). The Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests,” and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

The Sponsor of the registrant maintains an Internet website at www.aberdeenstandardetfs.us through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding platinum bullion. The Shares offer an investment that:

● Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the platinum bullion market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 p.m. New York time.

● Is Relatively Cost Effective. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling platinum bullion and storing and insuring platinum bullion in a traditional allocated platinum account.

● Has Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole plate or which is held temporarily to effect a creation or redemption of Shares). Physical Bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the platinum temporarily being held in an unallocated platinum account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See“Risk Factors—Platinum held in the Trust’s unallocated platinum account and any Authorized Participant’s unallocated platinum account is not segregated from the Custodian’s assets...” This contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. See “Risk Factors.”

Overview of the Platinum Industry

This section provides a brief introduction to the platinum industry by looking at some of the key participants, detailing the primary sources of demand and supply.

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

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 84% of platinum supply and 79% of palladium supply in 2019.

World Platinum Supply and Demand 2010-2019

The following table sets forth a summary of the world platinum supply and demand from 2010 to 2019 and is based on information reported by Johnson Matthey, PGM Market Report – May 2020.

(thousands of ounces)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Supply
South Africa	4,635	4,860	4,110	4,208	3,547	4,572	4,392	4,459	4,467	4,402
Russia	825	835	801	736	700	670	717	692	687	716
Others	590	790	769	891	896	865	988	961	959	979
Total Supply	6,050	6,485	5,680	5,835	5,143	6,107	6,097	6,112	6,113	6,097

Demand by Application
Autocatalyst	3,075	3,185	3,158	3,000	3,103	3,228	3,330	3,292	3,051	2,885
Chemical	440	470	452	528	523	502	475	504	540	698
Electrical	230	230	176	218	225	228	230	234	266	145
Glass	385	515	153	100	212	227	246	364	478	224
Investment	655	460	450	871	277	451	620	356	67	1,253
Jewelry	2,420	2,475	2,783	3,028	2,897	2,746	2,412	2,296	2,269	2,100
Medical & Biomedical	230	230	223	214	214	215	218	220	221	249
Petroleum	170	210	112	159	165	140	176	220	372	219
Other	300	320	395	433	438	441	458	476	582	577
Total Gross Demand	7,905	8,095	7,902	8,551	8,054	8,178	8,165	7,962	7,846	8,350

Recycling
Autocatalyst	-1,085	-1,240	-1,120	-1,206	-1,272	-1,112	-1,159	-1,279	-1,338	-1,630
Jewelry	-735	-810	-895	-790	-762	-574	-738	-638	-36	-477
Other	-10	-10	-22	-24	-27	-29	-32	-34	-731	-58
Total Recycling	-1,830	-2,060	-2,037	-2,020	-2,061	-1,715	-1,929	-1,951	-2,105	-2,165

Total Net Demand	6,075	6,035	5,865	6,531	5,993	6,463	6,236	6,011	5,741	6,185

Movements in Stocks	-25	450	-185	-696	-850	-356	-139	101	372	-88

Source: World Platinum Investment Council, Johnson Matthey PGM Market Report - May 2020

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 72% of total mine supply in 2019. Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 12.4% of total mine supply over the past ten years. Scrap supply from recycling of autocatalyst and other sources have accounted for about 34% from 2015 to 2019, on average.

Over the past decade, jewelry demand for platinum peaked at 36% of total demand in 2014. Jewelry demand has since declined to 25% of total demand in 2019, consistent with the year prior. Autocatalyst demand for platinum accounted for around 35% of total demand at the end of 2019. Investment demand soared to 15% of total demand in 2019, far above the 1% of total demand in 2018.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 31, 2010 to December 31, 2020 and is based on information provided by Bloomberg:

Platinum prices had been on the rise until the Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 per troy ounce in June to a low of $1,369 per troy ounce in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recovering from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 80% of the world's supply of platinum. A strike at one of South Africa's biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world's biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. However, platinum's correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa's economy and its currency the South African Rand weighed on platinum prices throughout 2017, and platinum continued to fall in 2018 driven by lackluster investor sentiment, a stronger US dollar, weaker diesel demand and rising mine supply. Platinum prices bounced back, rising 19.9% to $952 per ounce at the end of 2019. After seeing the price fall as low as $593 per ounce on March 19, 2020, platinum rebounded from pandemic lows and finished the year at $1,068 per ounce. The steep climb in palladium price has led some investors to conclude that platinum appears under-valued, in view of its potential to substitute for palladium in automotive applications in the future. Additionally, the outlook for mining in South Africa is increasingly uncertain, with producers facing steep increases in electricity prices, periodic disruption to power supplies and a risk of industrial action during forthcoming wage negotiations.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non-electronic processes previously used to establish the applicable London platinum fix where the London platinum fix process adjusted the platinum price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London platinum fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes are fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME will support the integrity of the LME PM Fix.

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

Futures Exchanges

The most significant platinum futures exchanges are the COMEX, a designated contract market within the CME Group, and the Tokyo Commodity Exchange, Inc. (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and launched platinum futures in 1956, followed with options in 1990. The TOCOM has been trading platinum since 1984. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the platinum represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades platinum futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, the TOCOM adopted a similar clearing system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

Market Regulation

The global platinum markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LPPM falls under the authority of the Financial Conduct Authority (“FCA”) as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

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

The US Commodity Futures Trading Commission (“CFTC”) regulates trading in commodity contracts, such as futures, options and swaps. In addition, under the Commodity Exchange Act of 1936 (“CEA”), the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce as spot as well as deliverable forwards. The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of platinum bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX and the London and Zurich platinum markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global platinum market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

Once the value of the platinum has been determined, the Trustee subtracts all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place which are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the platinum and any other assets of the Trust. The resulting figure is the adjusted net asset value (“ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place which are computed by reference to the value of the Trust or its assets shall be calculated using the ANAV calculated for such day. The Trustee shall subtract from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities are conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

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

The Sponsor’s Fee for the year ended December 31, 2020 was $5,187,040 (December 31, 2019: $3,705,285; December 31, 2018: $3,050,913).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Deposit of Platinum; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares.  Only registered broker-dealers, or other securities market participants not required to register as broker-dealers such as banks or other financial institutions, who (1) are participants in the DTC and (2) have entered into written agreements with the Sponsor and the Trustee (each an “Authorized Participant”) can deposit platinum and receive Baskets of Shares in exchange.

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

All platinum bullion deposited with the Custodian or for the Custodian by the Zurich Sub-Custodian1 must be of at least a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%) and otherwise conform to the rules, regulations practices and customs of the LPPM, including the specifications for Good Delivery Plate or Ingot.

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

________________

1The Zurich Sub-Custodian is any firm selected by the Custodian to hold the Trust’s platinum in the Trust Allocated Account (defined below) in the firm’s Zurich vault premises on a segregated basis and whose appointment has been approved by the Sponsor. The Custodian will use reasonable care in selecting any Zurich Sub-Custodian. As of the date of this annual report, the Zurich Sub-Custodian that the Custodian uses is UBS AG.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million. As of December 31, 2020, the Trustee was in compliance with these conditions.

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include (1) transferring the Trust’s platinum as needed to pay the Sponsor’s Fee in platinum (platinum transfers are expected to occur approximately monthly in the ordinary course), (2) valuing the Trust’s platinum and calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, (4) selling the Trust’s platinum as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor, (5) when appropriate, making distributions of cash or other property to Shareholders, and (6) receiving and reviewing reports from or on the Custodian’s custody of and transactions in the Trust’s platinum. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor. If the Custodian resigns, the Trustee shall appoint an additional or replacement Custodian selected by the Sponsor. The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian, the Zurich Sub-Custodian, or any other sub-custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian's facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the platinum and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of August 14, 2020. Due to unprecedented social lock-down policies implemented in the UK and Switzerland to help prevent the spread of COVID-19, neither the Sponsor, nor Inspectorate, were able to perform a physical inspection of the Trust's platinum at December 31, 2020. In lieu of a physical inspection, the Sponsor performed alternative procedures to verify the platinum held by the Trust at December 31, 2020. These procedures included confirmation of the platinum bar list and total ounces of platinum held by the Custodian at December 31, 2020, and an independent recalculation of ounces of platinum for each creation or redemption transaction from August 14, 2020, the date of the last physical inspection, through December 31, 2020. The Sponsor and Inspectorate also virtually inspected a selection of platinum bars held by the Custodian on behalf of the Trust, verifying the weight of the bars and that the serial numbers of the bars selected matched the records of the Trust.

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

Description of Limited Rights

The Shares do not represent a traditional investment and Shareholders should not view them as similar to shares of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

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

The process of withdrawing platinum from the Trust for a redemption of a Basket follows the same general procedure as for depositing platinum with the Trust for a creation of a Basket, only in reverse. Each transfer of platinum between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of platinum being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of platinum held in the Trust Unallocated Account as of the close of each business day. See “Deposit of Platinum; Issuance of Shares” and “Withdrawal of Platinum; Redemption of Shares.”

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue Code of 1986 as amended (the “Code”). The discussion below is based on the Code, United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the U.S. Dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares, including substantial changes to the Code made in the Tax Cuts and Jobs Act (P.L. 115-97).

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

● An individual who is treated as a citizen or resident of the United States for US federal income tax purposes;

● A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

● An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or

● A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

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

In addition, high-income individuals and certain trusts and estates are subject to a 3.8% Medicare contribution tax that is imposed on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fees incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the Shares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize gain or loss upon a sale of platinum by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Under the Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026.

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

Income Taxation of Non-US Shareholders

The Trust does not expect to generate taxable income except for gains (if any) upon the sale of platinum. A Non-US Shareholder generally is not subject to US federal income tax with respect to gains recognized upon the sale or other disposition of Shares, or upon the sale of platinum by the Trust, unless (1) the Non-US Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-US Shareholder of a trade or business in the United States.

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

RISKS RELATED TO PLATINUM

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

Several factors may have the effect of causing a decline in the prices of platinum and a corresponding decline in the price of Shares. Among them:

●	A significant increase in platinum hedging activity by platinum producers. Should there be an increase in the level of hedge activity of platinum producing companies, it could cause a decline in world platinum prices, adversely affecting the price of the Shares.

●	A significant change in the attitude of speculators, investors and central banks towards platinum. Should the speculative community take a negative view towards platinum or central banking authorities determine to sell national platinum reserves, either event could cause a decline in world platinum prices, negatively impacting the price of the Shares.

●	A widening of interest rate differentials between the cost of money and the cost of platinum could negatively affect the price of platinum which, in turn, could negatively affect the price of the Shares.

●	A combination of rising money interest rates and a continuation of the current low cost of borrowing platinum could improve the economics of selling platinum forward. This could result in an increase in hedging by platinum mining companies and short selling by speculative interests, which would negatively affect the price of platinum. Under such circumstances, the price of the Shares would be similarly affected.

●	Autocatalysts, automobile components that use platinum, accounted for approximately 47% of the net global demand in platinum in 2019. While the automotive sector in China and the US is showing signs of recovery, the European market is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand.

●	A decline in the global automotive industry may impact the price of platinum and affect the price of the Shares.

A decline in the automobile industry or a shift from gasoline-powered to electric vehicles may have the effect of causing a decline in the prices of platinum and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use platinum, accounted for approximately 39% of the global demand in platinum in 2019. Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand. A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of platinum and affect the price of the Shares.

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

●     Investors’ expectations with respect to the rate of inflation;

●     Currency exchange rates;

●     Interest rates;

●     Investment and trading activities of hedge funds and commodity funds; and

●     Global or regional political, economic or financial events and situations.

In addition, investors should be aware that there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

RISKS RELATED TO THE SHARES

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

The Trust Agreement places no limit on the amount of platinum the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum. The global market for platinum is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2015 to 2019, world platinum mine supply averaged 6.1 million ounces, while world demand averaged 10.1 million ounces. If the amount of platinum acquired by the Trust is large enough in relation to global platinum supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum unrelated to other factors affecting the global market for platinum. Such an impact could affect the price for platinum that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

The amount of platinum represented by each Share decreases each day by the Sponsor’s Fee. In addition, although the Sponsor has agreed to assume all organizational and certain administrative and marketing expenses incurred by the Trust (the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses), in exceptional cases certain Trust expenses may need to be paid by the Trust. Because the Trust does not have any income, it must either make payments in-kind by deliveries of platinum (as is the case with the Sponsor’s Fee) or it must sell platinum to obtain cash (as in the case of any exceptional expenses).  The result of these sales of platinum and recurring deliveries of platinum to pay the Sponsor’s Fee in-kind is a decrease in the amount of platinum represented by each Share. New deposits of platinum, received in exchange for new Shares issued by the Trust, will not reverse this trend.

A decrease in the amount of platinum represented by each Share results in a decrease in each Share’s price even if the price of platinum bullion does not change. To retain the Share’s original price, the price of platinum must increase. Without that increase, the lesser amount of platinum represented by the Share will have a correspondingly lower price. If this increase does not occur, or is not sufficient to counter the lesser amount of platinum represented by each Share, Shareholders will sustain losses on their investment in Shares.

An increase in Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will require the Trustee to sell larger amounts of platinum, and will result in a more rapid decrease of the amount of platinum represented by each Share and a corresponding decrease in its value.

RISKS RELATED TO THE CUSTODY OF PLATINUM

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

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian, the Zurich Sub-Custodian and any other sub-custodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s platinum for which no person is liable.

The Trust does not insure its platinum. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the platinum held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require the Zurich Sub-Custodian or any other direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the platinum held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor under New York law, the Custodian, the Zurich Sub-Custodian and any other sub-custodian under English law, and any other sub-custodian under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s platinum which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its platinum and any recovery may be limited, even in the event of fraud, to the market value of the platinum at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust’s unallocated platinum account (“Unallocated Account”) and the Trust’s allocated platinum account (“Allocated Account”), the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited to the market value of the platinum lost or damaged at the time such negligence, fraud or willful default is discovered by the Custodian provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another platinum clearing bank, the liability of the platinum clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian, the Zurich Sub-Custodian, or any other sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, the Zurich Sub-Custodian and any other sub-custodians are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian, the Zurich Sub-Custodian or any other sub-custodian concerning its platinum.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian has entered into arrangements with the Zurich Sub-Custodian and may enter into arrangements with any other sub-custodians for the custody or temporary holding of the Trust’s platinum, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LPPM rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Zurich Sub-Custodian or any other sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

Although the relationship between the Custodian and the Zurich Sub-Custodian concerning the Trust’s allocated platinum is expressly governed by English law, a court hearing any legal dispute concerning their arrangement may disregard that choice of law and apply Swiss law, in which case the ability of the Trust to seek legal redress against the Zurich Sub-Custodian may be frustrated.

The obligations of the Zurich Sub-Custodian under its arrangement with the Custodian with respect to the Trust’s allocated platinum is expressly governed by English law. Nevertheless, a court in the United States, England or Switzerland may determine that English law should not apply and, instead, apply Swiss law to that arrangement. Not only might it be difficult or impossible for a United States or English court to apply Swiss law to the Zurich Sub-Custodian's arrangement, but application of Swiss law may, among other things, alter the relative rights and obligations of the Custodian and the Zurich Sub-Custodian to the extent that a loss to the Trust’s platinum may not have adequate or any legal redress. Further, the ability of the Trust to seek legal redress against the Zurich Sub-Custodian may be frustrated by application of Swiss law.

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

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian, the Zurich Sub-Custodian, and any other sub-custodian.

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

GENERAL RISKS

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

The United Kingdom left the European Union (the “EU”) (“Brexit”) on January 31, 2020, subject to a transitional period which ended December 31, 2020. During the transitional period, although the United Kingdom was no longer a member state of the EU, it remained subject to EU law and regulations as if it were still a member state. The United Kingdom and the EU were to negotiate the terms of their future trading relationship during the transitional period. On December 24, 2020, negotiators representing the United Kingdom and the EU came to a preliminary trade agreement, which was subsequently ratified by the UK Parliament. The trade agreement must also be ratified by the European Parliament.

The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, United Kingdom or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the United Kingdom and EU is defined and the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. In addition, the risk that Standard Life Aberdeen plc, the parent of the Sponsor and which is headquartered in the United Kingdom, failed to adequately prepare for the end of Brexit’s transitional period could have significant customer, reputation and capital impacts for Standard Life Aberdeen plc and its subsidiaries, including those providing services to the Trust; however, Standard Life Aberdeen plc and its subsidiaries have detailed contingency planning in place to seek to manage the consequences of Brexit to the Trust and to avoid any disruption on the Trust and to the services they provide. Given the fluidity and complexity of the situation, we cannot provide assurance that the Trust will not be adversely impacted despite these preparations.

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, including the ongoing novel coronavirus pandemic.

The respiratory illness COVID-19 caused by a novel coronavirus has resulted in a global pandemic and major disruption to economies and markets around the world, including the United States. Financial markets have experienced extreme volatility and trading in many instruments has been disrupted. Liquidity for many instruments has been greatly reduced for periods of time. Some interest rates are very low and in some cases yields are negative. Some sectors of the economy and individual issuers have experienced particularly large losses. These circumstances may continue for an extended period of time, and may continue to affect adversely the value and liquidity of the Trust's investments. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, including the Trust and its service providers, are not known. The information technology and other operational systems upon which the Trust’s service providers rely could be impaired and the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust could be disrupted. Governments and central banks, including the Federal Reserve in the U.S., have taken extraordinary and unprecedented actions to support local and global economies and the financial markets. The impact of these measures, and whether they will be effective to mitigate the economic and market disruption, will not be known for some time.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust’s Shares are listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2020 and 2019:

Fiscal Year Ended December 31, 2020: Quarter Ended

	High	Low
March 31, 2020	$96.29	$55.36
June 30, 2020	$81.14	$67.37
September 30, 2020	$93.84	$76.88
December 31, 2020	$100.73	$79.61

Fiscal Year Ended December 31, 2019: Quarter Ended

	High	Low
March 31, 2019	$82.52	$74.51
June 30, 2019	$85.92	$74.99
September 30, 2019	$93.15	$76.56
December 31, 2019	$90.93	$82.00

The number of outstanding Share of the Trust as of February 24, 2021 was 13,600,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2020	$93.84	$86.29
September 2020	$91.11	$78.73
October 2020	$84.98	$79.61
November 2020	$90.74	$80.85
December 2020	$100.73	$93.98
January 2021	$105.95	$96.94

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2020 and 2019:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2020	400,000	0.094
February 2020	50,000	0.094
March 2020	600,000	0.094
April 2020	50,000	0.094
May 2020	50,000	0.094
June 2020	—	—
July 2020	—	—
August 2020	—	—
September 2020	50,000	0.094
October 2020	50,000	0.094
November 2020	400,000	0.094
December 2020	50,000	0.094
Total	1,700,000	0.094

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2019	—	—
February 2019	—	—
March 2019	150,000	0.095
April 2019	350,000	0.095
May 2019	100,000	0.095
June 2019	—	—
July 2019	—	—
August 2019	50,000	0.094
September 2019	100,000	0.094
October 2019	—	—
November 2019	350,000	0.094
December 2019	50,000	0.094
Total	1,150,000	0.095

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$1,330,272	$713,082	$496,718	$565,745	$474,220
Total gain/(loss) on platinum	$180,104	$117,791	$(68,970)	$10,261	$10,630
Change in net assets from operations	$174,917	$114,086	$(72,021)	$7,075	$7,688
Weighted average number of Shares	10,311,475	7,535,068	6,083,151	5,846,164	5,144,809
Net increase / (decrease) in net assets per Share	$16.96	$15.14	$(11.84)	$1.21	$1.49
Net cash provided by operating activities	$—	$—	$—	$—	$—

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

NAV per Share vs. 1/10th Platinum Price from December 30, 2009 (the Date of Inception) to December 31, 2020

190.00
170.00
150.00
130.00
110.00
90.00
70.00
50.00
12/30/2009
12/30/2010
12/30/2011
12/30/2012
12/30/2013
12/30/2014
12/30/2015
12/30/2016
12/30/2017
12/30/2018
12/30/2019
12/30/2020
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

	December 31, 2020	December 31, 2019	December 31, 2018
(Amounts in 000's of US$)
Investment in platinum - cost	$1,181,607	$758,352	$675,473
Unrealized gain/(loss) on investment in platinum	148,665	(45,270)	(178,755)
Investment in platinum - fair value	$1,330,272	$713,082	$496,718

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian's facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the platinum and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of August 14, 2020. Due to unprecedented social lock-down policies implemented in the UK and Switzerland to help prevent the spread of COVID-19, neither the Sponsor, nor Inspectorate, were able to perform a physical inspection of the Trust's platinum at December 31, 2020. In lieu of a physical inspection, the Sponsor performed alternative procedures to verify the platinum held by the Trust at December 31, 2020. These procedures included confirmation of the platinum bar list and total ounces of platinum held by the Custodian at December 31, 2020, and an independent recalculation of ounces of platinum for each creation or redemption transaction from August 14, 2020, the date of the last physical inspection, through December 31, 2020. The Sponsor and Inspectorate also virtually inspected a selection of platinum bars held by the Custodian on behalf of the Trust, verifying the weight of the bars and that the serial numbers of the bars selected matched the records of the Trust.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2020 and 2019, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
(Amounts in 000's of US$)
Total gain/(loss) on platinum	$180,104	$117,791	$(68,970)
Net change in assets from operations	$174,917	$114,086	$(72,021)
Net cash provided by operating activities	$—	$—	$—

The year ended December 31, 2020

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $712,718,535 at December 31, 2019 to $1,329,606,858 at December 31, 2020, an 86.55% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 7,950,000 at December 31, 2019 to 13,300,000 at December 31, 2020, a result of 7,050,000 Shares (141 Baskets) being created and 1,700,000 Shares (34 Baskets) being redeemed during the year.

There was an increase in the price per ounce of platinum, which rose 12.18% from $952.00 at December 31, 2019 to $1,068.00 at December 31, 2020.

The NAV per Share increased 11.51% from $89.65 at December 31, 2019 to $99.97 at December 31, 2020. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was $5,187,040 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $99.97 at December 30, 2020 was the highest during the year, compared with a low of $55.77 at March 19, 2020.

The increase in net assets from operations for the year ended December 31, 2020 was $174,917,272, resulting from a change in unrealized gain on investment in platinum of $193,935,305, offset by a realized loss of $522,106 on the transfer of platinum to pay expenses, a realized loss of $13,308,887 on platinum distributed for the redemption of Shares, and the Sponsor’s Fees of $5,187,040. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2020.

The year ended December 31, 2019

The Trust’s NAV increased from $496,468,881 at December 31, 2018 to $712,718,535 at December 31, 2019, a 43.56% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 19.90% from $794.00 at December 31, 2018 to $952.00 at December 31, 2019.

There was an increase in outstanding Shares, which rose from 6,600,000 at December 31, 2018 to 7,950,000 at December 31, 2019, a result of 2,500,000 Shares (50 Baskets) being created and 1,150,000 Shares (23 Baskets) being redeemed during the year.

The NAV per Share increased 19.18% from $75.22 at December 31, 2018 to $89.65 at December 31, 2019. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was $3,705,285 for the year, or 0.60% of the Trust’s ANAV.

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

The NAV per Share decreased 14.87% from $88.36 at December 31, 2017 to $75.22 at December 31, 2018. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was $3,050,913 for the year, or 0.60% of the Trust’s ANAV.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2020

	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$995	$951	$1,470	$1,771	$5,187
Total expenses	995	951	1,470	1,771	5,187

Net investment loss	(995)	(951)	(1,470)	(1,771)	(5,187)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	(50)	(247)	(112)	(113)	(522)
Realized gain / (loss) on platinum distributed for the redemption of Shares	(10,260)	(2,457)	(18)	(574)	(13,309)
Change in unrealized gain on investment in platinum	(153,802)	66,345	53,088	228,304	193,935
Total gain / (loss) on investment in platinum	(164,112)	63,641	52,958	227,617	180,104

Change in net assets from operations	$(165,107)	$62,690	$51,488	$225,846	$174,917

Net increase in net assets per Share	$(20.83)	$7.38	$4.44	$17.12	$16.96

Weighted average number of Shares	7,925,275	8,489,011	11,590,217	13,195,652	10,311,475

Year Ended December 31, 2019

	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$819	$849	$971	$1,066	$3,705
Total expenses	819	849	971	1,066	3,705

Net investment loss	(819)	(849)	(971)	(1,066)	(3,705)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized loss on platinum transferred to pay expenses	(247)	(196)	(200)	(128)	(771)
Realized loss on platinum distributed for the redemption of Shares	(1,943)	(8,084)	(1,223)	(3,672)	(14,922)
Change in unrealized gain / (loss) on investment in platinum	40,187	(10,875)	60,820	43,352	133,484
Total gain / (loss) on investment in platinum	37,997	(19,155)	59,397	39,552	117,791

Change in net assets from operations	$37,178	$(20,004)	$58,426	$38,486	$114,086

Net increase / (decrease) in net assets per Share	$5.26	$(2.82)	$7.44	$4.75	$15.14

Weighted average number of Shares	7,073,333	7,097,253	7,853,261	8,101,630	7,535,068

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-13 of this filing.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2020, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2020. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2020.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Platinum ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Platinum ETF Trust’s (the Trust) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2020 and 2019, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements and financial highlights.

Basis for Opinion

The Sponsor’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 26, 2021

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Audit fees – KPMG	$77,825	$72,900
Audit related fees – KPMG	—	10,000
	$77,825	$82,900

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements. These services include the accountant providing a consent letter related to the Trust's registration statement filing.

Pre-Approval Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to KPMG LLP. Such determinations are made by the Sponsor.

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158381 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017 incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1(b)	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Second Amendment to the Allocated Account Agreement effective June 5, 2020, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158381 on December 31, 2009

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second Amendment to the Unallocated Account Agreement effective June 5, 2020, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABERDEEN STANDARD PLATINUM ETF TRUST
FINANCIAL STATEMENTS AS OF DECEMBER 31,2020
INDEX

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Platinum ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Platinum ETF Trust (the Trust), including the schedules of investments, as of December 31, 2020 and 2019, the related statements of operations and changes in net assets for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the financial statements) and the financial highlights for each of the years in the three-year period ended December 31, 2020. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations and the changes in its net assets, for each of the years in the three-year period ended December 31, 2020, and the financial highlights for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements and financial highlights that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and the financial highlights and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the financial statements and the financial highlights, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Evidence Pertaining to the Existence of the Platinum Holdings

As presented on the December 31, 2020 schedule of investments, the fair value of the Trust’s investment in platinum was $1.33 billion, representing 100% of the Trust’s total assets, and 1,245,573.6 ounces of platinum holdings. The investment is held by a third-party custodian or sub-custodian (collectively, the custodian).

We identified the evaluation of the evidence pertaining to the existence of the platinum holdings as a critical audit matter. Given the nature and volume of the platinum holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of platinum held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Trust’s platinum holdings process, including controls over (1) the comparison of the Trust’s records of platinum held to the custodian’s records, (2) the approval of platinum deposits and withdrawals by the trustee of the Trust and (3) the roll forward of platinum holdings from the date of the Trust’s most recent physical inspection through December 31, 2020. We obtained a schedule directly from the custodian of the Trust’s platinum holdings held by the custodian as of December 31, 2020. We compared the total ounces on such schedule to the Trust’s record of platinum holdings. We also tested the Trust’s roll forward of platinum holdings from August 14, 2020 (the date of the Trust’s most recent physical inspection performed at the custodian’s locations by a third party engaged by the Trust’s sponsor (the inspector)) through December 31, 2020 by (1) agreeing the Trust’s records of platinum holdings as of the last inspection date to the inspector’s and/or custodian’s records, (2) agreeing platinum holdings transactions to order confirmations and trade tickets, and (3) comparing the Trust’s expected holdings to the schedule obtained directly from the custodian of the Trust’s platinum holdings at December 31, 2020.

We have served as the Trust’s auditor since 2015.

/s/ KPMG LLP

New York, New York
February 26, 2021

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Assets and Liabilities

At December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: December 31, 2020: $1,181,607; December 31, 2019: $758,352)	$1,330,272	$713,082
Total assets	1,330,272	713,082

LIABILITIES
Fees payable to Sponsor	665	363
Total liabilities	665	363

NET ASSETS(1)	$1,329,607	$712,719

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2020 were 13,300,000 and at December 31, 2019 were 7,950,000. Net asset values per Share at December 31, 2020 and December 31, 2019 were $99.97 and $89.65, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Schedules of Investments

At December 31, 2020 and 2019

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	1,245,573.6	$1,181,607	$1,330,272	100.05%
Total investment in platinum	1,245,573.6	$1,181,607	$1,330,272	100.05%
Less liabilities			(665)	(0.05)%
Net Assets			$1,329,607	100.00%

	December 31, 2019
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	749,035.9	$758,352	$713,082	100.05%
Total investment in platinum	749,035.9	$758,352	$713,082	100.05%
Less liabilities			(363)	(0.05)%
Net Assets			$712,719	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Operations

For the years ended December 31, 2020, 2019, and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$5,187	$3,705	$3,051
Total expenses	5,187	3,705	3,051

Net investment loss	(5,187)	(3,705)	(3,051)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) on platinum transferred to pay expenses	(522)	(771)	(869)
Realized (loss) on platinum distributed for the redemption of Shares	(13,309)	(14,922)	(36,329)
Change in unrealized gain / (loss) on investment in platinum	193,935	133,484	(31,772)
Total gain / (loss) on investment in platinum	180,104	117,791	(68,970)

Change in net assets from operations	$174,917	$114,086	$(72,021)

Net increase / (decrease) in net assets per Share	$16.96	$15.14	$(11.84)

Weighted average number of Shares	10,311,475	7,535,068	6,083,151

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Changes in Net Assets

For the years ended December 31, 2020, 2019 and 2018

	Year Ended December 31, 2020
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	7,950,000	$712,719
Net investment loss		(5,187)
Realized (loss) on investment in platinum		(13,831)
Change in unrealized gain on investment in platinum		193,935
Creations	7,050,000	586,640
Redemptions	(1,700,000)	(144,669)
Closing balance at December 31, 2020	13,300,000	$1,329,607

	Year Ended December 31, 2019
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	6,600,000	$496,469
Net investment loss		(3,705)
Realized (loss) on investment in platinum		(15,693)
Change in unrealized gain on investment in platinum		133,484
Creations	2,500,000	199,325
Redemptions	(1,150,000)	(97,161)
Closing balance at December 31, 2019	7,950,000	$712,719

	Year Ended December 31, 2018
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2018	6,400,000	$565,459
Net investment loss		(3,051)
Realized (loss) on investment in platinum		(37,198)
Change in unrealized (loss) on investment in platinum		(31,772)
Creations	1,800,000	141,279
Redemptions	(1,600,000)	(138,248)
Closing balance at December 31, 2018	6,600,000	$496,469

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Financial Highlights

For the years ended December 31, 2020, 2019 and 2018

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$89.65	$75.22	$88.36
Income from investment operations:
Net investment loss	(0.50)	(0.49)	(0.50)
Total realized and unrealized gains or losses on investment in platinum	10.82	14.92	(12.64)
Change in net assets from operations	10.32	14.43	(13.14)

Net asset value per Share at end of period	$99.97	$89.65	$75.22

Weighted average number of Shares	10,311,475	7,535,068	6,083,151

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	11.51%	19.18%	(14.87)%

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

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2020, approximately 2.34% of the Trust’s platinum was held by one or more sub-custodians.

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

The investment in platinum is classified as a level 1 asset, as the value of the Trust’s investment in platinum is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2020	December 31, 2019

Level 1
Investment in platinum	$1,330,272	$713,082

Based on its continuous assessment of the valuation techniques and inputs used to value the Trust's platinum, the Sponsor determined that the inputs used in determining the value of the Trust's platinum are more representative of Level 1 inputs, rather than Level 2 inputs. Therefore, all of the Trust's platinum was transferred from Level 2 to Level 1 at December 31, 2020. The December 31, 2019 information has been reclassified to level 1 for comparative purposes.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At December 31, 2020, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2019, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2020 and December 31, 2019.

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the years ended December 31, 2020 and 2019 are set out below:

	Year Ended December 31, 2020	Year Ended December 31, 2019
(Amounts in 000's of US$, except for ounces data)
Ounces of platinum
Opening balance	749,035.9	625,590.0
Creations	661,839.6	236,260.2
Redemptions	(159,727.4)	(108,601.3)
Transfers of platinum to pay expenses	(5,574.5)	(4,213.0)
Closing balance	1,245,573.6	749,035.9

Investment in platinum
Opening balance	$713,082	$496,718
Creations	586,640	199,325
Redemptions	(144,669)	(97,161)
Realized loss on platinum distributed for the redemption of Shares	(13,309)	(14,922)
Transfers of platinum to pay expenses	(4,885)	(3,591)
Realized loss on platinum transferred to pay expenses	(522)	(771)
Change in unrealized gain on investment in platinum	193,935	133,484
Closing balance	$1,330,272	$713,082

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

For the year ended December 31, 2020, the Sponsor’s Fee was $5,187,040 (December 31, 2019: $3,705,285; December 31, 2018: $3,050,913).

At December 31, 2020 and at December 31, 2019, the fees payable to the Sponsor were $665,333 and $363,272, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2020 , 2019 and 2020.

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

ABERDEEN STANDARD INVESTMENTS ETFs SPONSOR LLC

Date: February 26, 2021	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.