Form 10-Q
period 2021-03-31
Aberdeen Standard Platinum ETF Trust
filed 2021-05-07
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34590

ABERDEEN STANDARD PLATINUM ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Platinum Shares ETF	PPLT	NYSE Arca

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

As of May 5, 2021, Aberdeen Standard Platinum ETF Trust had 13,550,000 Aberdeen Standard Physical Platinum Shares ETF outstanding.

ABERDEEN STANDARD PLATINUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

ABERDEEN STANDARD PLATINUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: March 31, 2021: $1,241,278; December 31, 2020: $1,181,607)	$1,525,364	$1,330,272
Total assets	1,525,364	1,330,272

LIABILITIES
Fees payable to Sponsor	776	665
Total liabilities	776	665

NET ASSETS(1)	$1,524,588	$1,329,607

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2021 were 13,800,000 and at December 31, 2020 were 13,300,000. Net asset values per Share at March 31, 2021 and December 31, 2020 were $110.48 and $99.97, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Schedules of Investments

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,290,494.1	$1,241,278	$1,525,364	100.05%
Total investment in platinum	1,290,494.1	$1,241,278	$1,525,364	100.05%
Less liabilities			(776)	(0.05)%
Net Assets			$1,524,588	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,245,573.6	$1,181,607	$1,330,272	100.05%
Total investment in platinum	1,245,573.6	$1,181,607	$1,330,272	100.05%
Less liabilities			(665)	(0.05)%
Net Assets			$1,329,607	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$2,188	$995
Total expenses	2,188	995

Net investment loss	(2,188)	(995)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	311	(50)
Realized gain / (loss) on platinum distributed for the redemption of Shares	9,757	(10,260)
Change in unrealized gain / (loss) on investment in platinum	135,421	(153,802)
Total gain/(loss) on investment in platinum	145,489	(164,112)

Change in net assets from operations	$143,301	$(165,107)

Net increase / (decrease) in net assets per Share	$10.53	$(20.83)

Weighted average number of Shares	13,603,889	7,925,275

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	13,300,000	$1,329,607
Net investment loss		(2,188)
Realized gain on investment in platinum		10,068
Change in unrealized gain on investment in platinum		135,421
Creations	900,000	97,223
Redemptions	(400,000)	(45,543)
Closing balance at March 31, 2021	13,800,000	$1,524,588

	Three Months Ended March 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	7,950,000	$712,719
Net investment loss		(995)
Realized (loss) on investment in platinum		(10,310)
Change in unrealized (loss) on investment in platinum		(153,802)
Creations	1,000,000	82,027
Redemptions	(1,050,000)	(89,599)
Closing balance at March 31, 2020	7,900,000	$540,040

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Financial Highlights (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$99.97	$89.65
Income from investment operations:
Net investment loss	(0.16)	(0.13)
Total realized and unrealized gains or losses on investment in platinum	10.67	(21.16)
Change in net assets from operations	10.51	(21.29)

Net asset value per Share at end of period	$110.48	$68.36

Weighted average number of Shares	13,603,889	7,925,275

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	10.51%	(23.75)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

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

Platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. Platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2021, approximately 2.26% of the Trust’s platinum was held by one or more sub-custodians.

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

The per Share amount of platinum exchanged for a purchase or redemption is calculated daily by the Trustee using the LME PM Fix to calculate the platinum amount in respect of any liabilities for which covering platinum sales have not yet been made, and represents the per Share amount of platinum held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

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

The Trust's investment in platinum is classified as a level 1 asset, as its value is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2021	December 31, 2020

Level 1
Investment in platinum	$1,525,364	$1,330,272

There were no transfers between levels during the three months ended March 31, 2021.  The Trust’s platinum was transferred from Level 2 to Level 1 at December 31, 2020.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At March 31, 2021 and December 31, 2020, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2021 and December 31, 2020.

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the three months ended March 31, 2021 and 2020 are set out below:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,245,573.6	749,035.9
Creations	84,189.9	94,098.7
Redemptions	(37,415.3)	(98,803.6)
Transfers of platinum to pay expenses	(1,854.1)	(1,121.9)
Closing balance	1,290,494.1	743,209.1

Investment in platinum
Opening balance	$1,330,272	$713,082
Creations	97,223	82,027
Redemptions	(45,543)	(89,599)
Realized gain / (loss) on platinum distributed for the redemption of Shares	9,757	(10,260)
Transfers of platinum to pay expenses	(2,077)	(1,085)
Realized gain / (loss) on platinum transferred to pay expenses	311	(50)
Change in unrealized gain / (loss) on investment in platinum	135,421	(153,802)
Closing balance	$1,525,364	$540,313

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

2.7.    Expenses / Realized Gains / Losses

The Trust will transfer platinum to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.60% of the adjusted daily net asset value (“ANAV”) of the Trust, paid monthly in arrears.

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

For the three months ended March 31, 2021 and 2020, the Sponsor’s Fee was $2,187,594 and $994,697, respectively.

At March 31, 2021 and at December 31, 2020, the fees payable to the Sponsor were $775,716 and $665,333, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2021 and 2020.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The Quarter Ended March 31, 2021

The Trust’s NAV increased from $1,329,606,858 at December 31, 2020 to $1,524,587,878 at March 31, 2021, a 14.66% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 13,300,000 Shares at December 31, 2020 to 13,800,000 Shares at March 31, 2021, as a result of 900,000 Shares (18 Baskets) being created and 400,000 Shares (8 Baskets) being redeemed, as well as an increase in the price per ounce of platinum, which rose 10.67% from $1,068.00 at December 31, 2020 to $1,182.00 at March 31, 2021.

The NAV per Share increased 10.51% from $99.97 at December 31, 2020 to $110.48 at March 31, 2021. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $2,187,594 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $121.03 at February 19, 2021 was the highest during the quarter, compared with a low of $95.09 at January 11, 2021.

The increase in net assets from operations for the quarter ended March 31, 2021 was $143,301,089, resulting from a realized gain of $311,115 on the transfer of platinum to pay expenses, a realized gain of $9,756,873 on platinum distributed for the redemption of Shares, and a change in unrealized gain on investment in platinum of $135,420,695, offset by the Sponsor’s Fee of $2,187,594. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2021.

The Quarter Ended March 31, 2020

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2021, the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Refer to Note 2 to the Financial Statements for further information on accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

ABERDEEN STANDARD PLATINUM ETF TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2021:

18 Baskets were created.

8 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
January 2021	1	50,000	0.094
February 2021	7	350,000	0.094
March 2021	-	-	-
	8	400,000	0.094

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ABERDEEN STANDARD PLATINUM ETF TRUST

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PLATINUM ETF TRUST

ABERDEEN STANDARD PLATINUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: May 7, 2021	/s/ Christopher Demetriou
Christopher Demetriou *
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.