Form 10-Q
period 2021-06-30
Aberdeen Standard Platinum ETF Trust
filed 2021-08-06
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from________________to________________

Commission File Number: 001-34590

ABERDEEN STANDARD PLATINUM ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49 th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Platinum Shares ETF	PPLT	NYSE Arca

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

As of August 4, 2021, Aberdeen Standard Platinum ETF Trust had 13,600,000 Aberdeen Standard Physical Platinum Shares ETF outstanding.

ABERDEEN STANDARD PLATINUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

ABERDEEN STANDARD PLATINUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: June 30, 2021: $1,238,585; December 31, 2020: $1,181,607)	$1,359,615	$1,330,272
Total assets	1,359,615	1,330,272

LIABILITIES
Fees payable to Sponsor	667	665
Total liabilities	667	665

NET ASSETS(1)	$1,358,948	$1,329,607

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2021 were 13,750,000 and at December 31, 2020 were 13,300,000. Net asset values per Share at June 30, 2021 and December 31, 2020 were $98.83 and $99.97, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Schedules of Investments

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,283,867.5	$1,238,585	$1,359,615	100.05%
Total investment in platinum	1,283,867.5	$1,238,585	$1,359,615	100.05%
Less liabilities			(667)	(0.05)%
Net Assets			$1,358,948	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,245,573.6	$1,181,607	$1,330,272	100.05%
Total investment in platinum	1,245,573.6	$1,181,607	$1,330,272	100.05%
Less liabilities			(665)	(0.05)%
Net Assets			$1,329,607	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$2,209	$951	$4,396	$1,946
Total expenses	2,209	951	4,396	1,946

Net investment loss	(2,209)	(951)	(4,396)	(1,946)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	457	(247)	768	(297)
Realized gain / (loss) on platinum distributed for the redemption of Shares	6,484	(2,457)	16,240	(12,717)
Change in unrealized (loss) / gain on investment in platinum	(163,055)	66,345	(27,634)	(87,457)
Total (loss)/gain on investment in platinum	(156,114)	63,641	(10,626)	(100,471)

Change in net assets from operations	$(158,323)	$62,690	$(15,022)	$(102,417)

Net increase / (decrease) in net assets per Share	$(11.64)	$7.38	$(1.10)	$(12.48)

Weighted average number of Shares	13,607,143	8,489,011	13,605,525	8,207,143

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	13,800,000	$1,524,588	7,900,000	$540,040
Net investment loss		(2,209)		(951)
Realized gain / (loss) on investment in platinum		6,941		(2,704)
Change in unrealized (loss)/gain on investment in platinum		(163,055)		66,345
Creations	250,000	26,148	1,900,000	145,455
Redemptions	(300,000)	(33,465)	(100,000)	(6,857)
Closing balance	13,750,000	$1,358,948	9,700,000	$741,328

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	13,300,000	$1,329,607	7,950,000	$712,719
Net investment loss		(4,396)		(1,946)
Realized gain / (loss) on investment in platinum		17,008		(13,014)
Change in unrealized (loss) on investment in platinum		(27,634)		(87,457)
Creations	1,150,000	123,371	2,900,000	227,483
Redemptions	(700,000)	(79,008)	(1,150,000)	(96,457)
Closing balance	13,750,000	$1,358,948	9,700,000	$741,328

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$110.48	$68.36	$99.97	$89.65
Income from investment operations:
Net investment loss	(0.16)	(0.11)	(0.32)	(0.24)
Total realized and unrealized gains or losses on investment in platinum	(11.49)	8.18	(0.82)	(12.98)
Change in net assets from operations	(11.65)	8.07	(1.14)	(13.22)

Net asset value per Share at end of period	$98.83	$76.43	$98.83	$76.43

Weighted average number of Shares	13,607,143	8,489,011	13,605,525	8,207,143

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	(10.54)%	11.81%	(1.14)%	(14.75)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

1.       Organization

The Aberdeen Standard Platinum ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds platinum bullion and issues Aberdeen Standard Physical Platinum Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Standard Investments Inc. (“ASII”). ASII is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

Effective June 25, 2021, Christopher Demetriou resigned as President and Chief Executive Officer of the Sponsor. Mr. Demetriou had served as Principal Executive Officer of the Registrant. Effective June 25, 2021, Steven Dunn was appointed President and Chief Executive Officer of the Sponsor. Mr. Dunn will serve as Principal Executive Officer of the Registrant.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the six months ended June 30, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

The Trust's platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust's platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2021, approximately 2.27% of the Trust’s platinum was held by one or more sub-custodians.

The Trust's platinum is recorded at fair value. The cost of platinum is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of platinum administered by the London Metal Exchange (“LME”). Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of platinum transferred.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

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

The Trust’s investment in platinum is classified as a level 1 asset, as its value is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2021	December 31, 2020

Level 1
Investment in platinum	$1,359,615	$1,330,272

There were no transfers between levels during the three months ended June 30, 2021.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At June 30, 2021, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2020, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2021 or December 31, 2020.

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the three and six months ended June 30, 2021 and 2020 are set out below:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,290,494.1	743,209.1
Creations	23,341.8	178,480.1
Redemptions	(28,035.1)	(9,400.1)
Transfers of platinum to pay expenses	(1,933.3)	(1,142.7)
Closing balance	1,283,867.5	911,146.4

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Investment in platinum
Opening balance	$1,525,364	$540,313
Creations	26,148	145,455
Redemptions	(33,465)	(6,857)
Realized gain / (loss) on platinum distributed for the redemption of Shares	6,484	(2,457)
Transfers of platinum to pay expenses	(2,318)	(879)
Realized gain / (loss) on platinum transferred to pay expenses	457	(247)
Change in unrealized (loss) / gain on investment in platinum	(163,055)	66,345
Closing balance	$1,359,615	$741,673

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,245,573.6	749,035.9
Creations	107,531.7	272,578.9
Redemptions	(65,450.4)	(108,203.7)
Transfers of platinum to pay expenses	(3,787.4)	(2,264.7)
Closing balance	1,283,867.5	911,146.4

Investment in platinum
Opening balance	$1,330,272	$713,082
Creations	123,371	227,483
Redemptions	(79,008)	(96,457)
Realized gain / (loss) on platinum distributed for the redemption of Shares	16,240	(12,717)
Transfers of platinum to pay expenses	(4,394)	(1,964)
Realized gain / (loss) on platinum transferred to pay expenses	768	(297)
Change in unrealized (loss) on investment in platinum	(27,634)	(87,457)
Closing balance	$1,359,615	$741,673

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

For the three months ended June 30, 2021 and 2020, the Sponsor’s Fee was $2,208,592 and $951,400, respectively.  For the six months ended June 30, 2021 and 2020, the Sponsor’s Fee was $4,396,187 and $1,946,097, respectively.

At June 30, 2021 and at December 31, 2020, the fees payable to the Sponsor were $666,971 and $665,333, respectively.

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2021 and 2020.

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

The Quarter Ended June 30, 2021

The Trust’s NAV decreased from $1,524,587,878 at March 31, 2021 to $1,358,948,330 at June 30, 2021, a 10.86% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 10.41% from $1,182.00 at March 31, 2021 to $1,059.00 at June 30, 2021, as well as a decrease in outstanding Shares, which fell from 13,800,000 Shares at March 31, 2021 to 13,750,000 Shares at June 30, 2021, as a result of 250,000 Shares (5 Baskets) being created and 300,000 Shares (6 Baskets) being redeemed during the quarter.

The NAV per Share decreased 10.54% from $110.48 at March 31, 2021 to $98.83 at June 30, 2021. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $2,208,592 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $118.34 at May 10, 2021 was the highest during the quarter, compared with a low of $97.07 at June 21, 2021.

The decrease in net assets from operations for the quarter ended June 30, 2021 was $158,322,889, resulting from a realized gain of $456,723 on the transfer of platinum to pay expenses and a realized gain of $6,483,755 on platinum distributed for the redemption of Shares, offset by a change in unrealized loss on investment in platinum of $163,054,775 and the Sponsor’s Fee of $2,208,592. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2021.

The Six Months Ended June 30, 2021

The Trust’s NAV increased from $1,329,606,858 at December 31, 2020 to $1,358,948,330 at June 30, 2021, a 2.21% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 13,300,000 Shares at December 31, 2020 to 13,750,000 Shares at June 30, 2021, a result of 1,150,000 Shares (23 Baskets) being created during the period and 700,000 Shares (14 Baskets) being redeemed during the period. There was a decrease in the price per ounce of platinum, which fell 0.84% from $1,068.00 at December 31, 2020 to $1,059.00 at June 30, 2021.

The NAV per Share decreased 1.14% from $99.97 at December 31, 2020 to $98.83 at June 30, 2021. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $4,396,187 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $121.03 at February 19, 2021 was the highest during the period, compared with a low of $95.09 at January 11, 2021.

The decrease in net assets from operations for the period ended June 30, 2021 was $15,021,799, resulting from a realized gain of $767,837 on the transfer of platinum to pay expenses and a realized gain of $16,240,630 on platinum distributed for the redemption of Shares, offset by a change in unrealized loss on investment in platinum of $27,634,079 and the Sponsor’s Fee of $4,396,187. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2021.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2021, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2021:

5 Baskets were created.

6 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
April 2021	6	300,000	0.093
May 2021	—	—	—
June 2021	—	—	—
	6	300,000	0.093

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ABERDEEN STANDARD PLATINUM ETF TRUST

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PLATINUM ETF TRUST

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: August 6, 2021	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.