Form 10-Q
period 2021-09-30
Aberdeen Standard Platinum ETF Trust
filed 2021-11-05
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ______________ to _________________

Commission File Number: 001-34590

ABERDEEN STANDARD PLATINUM ETF TRUST

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York , NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Platinum Shares ETF	PPLT	NYSE Arca

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

As of November 3, 2021, Aberdeen Standard Platinum ETF Trust had 13,100,000 Aberdeen Standard Physical Platinum Shares ETF outstanding.

ABERDEEN STANDARD PLATINUM ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

ABERDEEN STANDARD PLATINUM ETF TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities
At September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: September 30, 2021: $1,182,751; December 31, 2020: $1,181,607)	$1,180,631	$1,330,272
Total assets	1,180,631	1,330,272

LIABILITIES
Fees payable to Sponsor	589	665
Total liabilities	589	665

NET ASSETS(1)	$1,180,042	$1,329,607

(1)

Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2021 were 13,150,000 and at December 31, 2020 were 13,300,000. Net asset values per Share at September 30, 2021 and December 31, 2020 were $89.74 and $99.97, respectively.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Schedules of Investments

At September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,225,992.8	$1,182,751	$1,180,631	100.05%
Total investment in platinum	1,225,992.8	$1,182,751	$1,180,631	100.05%
Less liabilities			(589)	(0.05)%
Net Assets			$1,180,042	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,245,573.6	$1,181,607	$1,330,272	100.05%
Total investment in platinum	1,245,573.6	$1,181,607	$1,330,272	100.05%
Less liabilities			(665)	(0.05)%
Net Assets			$1,329,607	100.00%

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,985	$1,470	$6,381	$3,416
Total expenses	1,985	1,470	6,381	3,416

Net investment loss	(1,985)	(1,470)	(6,381)	(3,416)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	207	(112)	975	(409)
Realized gain / (loss) on platinum distributed for the redemption of Shares	2,855	(18)	19,096	(12,736)
Change in unrealized (loss) / gain on investment in platinum	(123,151)	53,088	(150,785)	(34,369)
Total (loss)/gain on investment in platinum	(120,089)	52,958	(130,714)	(47,514)

Change in net assets from operations	$(122,074)	$51,488	$(137,095)	$(50,930)

Net increase / (decrease) in net assets per Share	$(9.06)	$4.44	$(10.11)	$(5.45)

Weighted average number of Shares	13,466,848	11,590,217	13,558,791	9,343,066

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	13,750,000	$1,358,948	9,700,000	$741,328
Net investment loss		(1,985)		(1,470)
Realized gain / (loss) on investment in platinum		3,062		(130)
Change in unrealized (loss)/gain on investment in platinum		(123,151)		53,051
Change in unrealized gain on unsettled creations or redemptions		—		37
Creations	—	—	3,500,000	301,395
Redemptions	(600,000)	(56,832)	(50,000)	(4,440)
Closing balance	13,150,000	$1,180,042	13,150,000	$1,089,771

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	13,300,000	$1,329,607	7,950,000	$712,719
Net investment loss		(6,381)		(3,416)
Realized gain / (loss) on investment in platinum		20,071		(13,145)
Change in unrealized (loss) on investment in platinum		(150,785)		(34,369)
Creations	1,150,000	`123,371	6,400,000	528,879
Redemptions	(1,300,000)	(135,841)	(1,200,000)	(100,897)
Closing balance	13,150,000	$1,180,042	13,150,000	$1,089,771

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$98.83	$76.43	$99.97	$89.65
Income from investment operations:
Net investment loss	(0.15)	(0.13)	(0.47)	(0.37)
Total realized and unrealized gains or losses on investment in platinum	(8.94)	6.57	(9.76)	(6.41)
Change in net assets from operations	(9.09)	6.44	(10.23)	(6.78)

Net asset value per Share at end of period	$89.74	$82.87	$89.74	$82.87

Weighted average number of Shares	13,466,848	11,590,217	13,558,791	9,343,066

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	(9.20)%	8.43%	(10.23)%	(7.56)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

1.	Organization

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the nine months ended September 30, 2021 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

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

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

The Trust’s platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust’s platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2021, approximately 2.38% of the Trust’s platinum was held by one or more sub-custodians.

The Trust’s platinum is recorded at fair value. The cost of platinum is determined according to the average cost method and the fair value is based on the afternoon session of the twice daily fix of an ounce of platinum administered by the London Metal Exchange (“LME”). Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of platinum transferred.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2021	December 31, 2020

Level 1
Investment in platinum	$1,180,631	$1,330,272

There were no transfers between levels during the nine months ended September 30, 2021.

2.3.	Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At September 30, 2021, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2020, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2021 or December 31, 2020.

2.6.	Investment in Platinum

Changes in ounces of platinum and their respective values for the three and nine months ended September 30, 2021 and 2020 are set out below:

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,283,867.5	911,146.4
Creations	—	319,003.7
Redemptions	(55,950.1)	(4,688.6)
Transfers of platinum to pay expenses	(1,924.6)	(1,468.0)
Closing balance	1,225,992.8	1,223,993.5

Investment in platinum
Opening balance	$1,359,615	$741,673
Creations	—	293,145
Redemptions	(56,832)	(4,440)
Realized gain / (loss) on platinum distributed for the redemption of Shares	2,855	(18)
Transfers of platinum to pay expenses	(2,063)	(1,289)
Realized gain / (loss) on platinum transferred to pay expenses	207	(112)
Change in unrealized (loss) / gain on investment in platinum	(123,151)	53,051
Closing balance	$1,180,631	$1,082,010

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,245,573.6	749,035.9
Creations	107,531.7	591,582.6
Redemptions	(121,400.4)	(112,892.3)
Transfers of platinum to pay expenses	(5,712.1)	(3,732.7)
Closing balance	1,225,992.8	1,223,993.5

Investment in platinum
Opening balance	$1,330,272	$713,082
Creations	123,371	520,629
Redemptions	(135,841)	(100,897)
Realized gain / (loss) on platinum distributed for the redemption of Shares	19,096	(12,736)
Transfers of platinum to pay expenses	(6,457)	(3,290)
Realized gain / (loss) on platinum transferred to pay expenses	975	(409)
Change in unrealized (loss) on investment in platinum	(150,785)	(34,369)
Closing balance	$1,180,631	$1,082,010

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended September 30, 2021 and 2020, the Sponsor’s Fee was $1,985,102 and $1,470,009, respectively.  For the nine months ended September 30, 2021 and 2020, the Sponsor’s Fee was $6,381,289 and $3,416,106, respectively.

At September 30, 2021 and at December 31, 2020, the fees payable to the Sponsor were $588,597 and $665,333, respectively.

ABERDEEN STANDARD PLATINUM ETF TRUST

Notes to the Financial Statements (Unaudited)

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2021 and 2020.

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

The Quarter Ended September 30, 2021

The Trust’s NAV decreased from $1,358,948,330 at June 30, 2021 to $1,180,042,235 at September 30, 2021, a 13.17% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 9.07% from $1,059.00 at June 30, 2021 to $963.00 at September 30, 2021. There was a decrease in outstanding Shares, which fell from 13,750,000 Shares at June 30, 2021 to 13,150,000 Shares at September 30, 2021, as a result of no Shares being created and 600,000 Shares (12 Baskets) being redeemed during the quarter.

The NAV per Share decreased 9.20% from to $98.83 at June 30, 2021 to $89.74 at September 30, 2021. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $1,985,102 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $105.80 at July 16, 2021 was the highest during the quarter, compared with a low of $86.77 at September 20, 2021.

The decrease in net assets from operations for the quarter ended September 30, 2021 was $122,074,014, resulting from a realized gain of $206,828 on the transfer of platinum to pay expenses and a realized gain of $2,855,406 on platinum distributed for the redemption of Shares, offset by a change in unrealized loss on investment in platinum of $123,151,146 and the Sponsor’s Fee of $1,985,102. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2021.

The Nine Months Ended September 30, 2021

The Trust’s NAV decreased from $1,329,606,858 at December 31, 2020 to $1,180,042,235 at September 30, 2021, an 11.25% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 9.83% from $1,068.00 at December 31, 2020 to $963.00 at September 30, 2021. There was a decrease in outstanding Shares, which fell from 13,300,000 Shares at December 31, 2020 to 13,150,000 Shares at September 30, 2021, a result of 1,150,000 Shares (23 Baskets) being created during the period and 1,300,000 Shares (26 Baskets) being redeemed during the period.

The NAV per Share decreased 10.23% from $99.97 at December 31, 2020 to $89.74 at September 30, 2021. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $6,381,289 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $121.03 at February 19, 2021 was the highest during the period, compared with a low of $86.77 at September 20, 2021.

The decrease in net assets from operations for the period ended September 30, 2021 was $137,095,816, resulting from a realized gain of $974,665 on the transfer of platinum to pay expenses and a realized gain of $19,096,036 on platinum distributed for the redemption of Shares, offset by a change in unrealized loss on investment in platinum of $150,785,228 and the Sponsor’s Fee of $6,381,289. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2021.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2021, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Effects of COVID-19

The COVID-19 pandemic has caused major disruptions to economies and markets around the world, including the markets in which the Trust invests, and which has and may continue to negatively impact the value of certain of the Trust’s investments. Although vaccines for COVID-19 and variants thereof are becoming more widely available, the COVID-19 pandemic and impacts thereof may continue for an extended period of time and may vary from market to market. To the extent the impacts of COVID-19 continue, the Trust may experience negative impacts to its business that could exacerbate other risks to which the Trust is subject. Policy and legislative changes in countries around the world are affecting many aspects of financial regulation, and governmental and quasi-governmental authorities and regulators throughout the world have previously responded to serious economic disruptions with a variety of significant fiscal and monetary policy changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2021:

0 Baskets were created.

12 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
July 2021	3	150,000	0.093
August 2021	5	250,000	0.093
September 2021	4	200,000	0.093
	12	600,000	0.093

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

ABERDEEN STANDARD PLATINUM ETF TRUST

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ABERDEEN STANDARD INVESTMENTS ETFS SPONSOR LLC

Date: November 5, 2021	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.