Form 10-K
period 2021-12-31
Aberdeen Standard Platinum ETF Trust
filed 2022-03-01
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from___________________to___________________

Commission File Number: 001-34590

Aberdeen Standard Platinum ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Aberdeen Standard Investments ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Aberdeen Standard Physical Platinum Shares ETF	PPLT	NYSE Arca

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2021 as reported by the NYSE Arca, Inc. on that date: $1,378,575,028.

As of February 24, 2022, Aberdeen Standard Platinum ETF Trust had 12,350,000 Aberdeen Standard Physical Platinum Shares ETF outstanding.

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

The Trust’s Shares at redeemable value decreased from $1,329,606,858 at December 31, 2020 to $1,133,206,525 at December 31, 2021, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 13,300,000 at December 31, 2020 to 12,700,000 at December 31, 2021.

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

The Sponsor of the registrant maintains an Internet website at www.abrdn.com/us/etf through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical platinum bullion, less the Trust’s expenses. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in physical platinum. An investment in physical platinum requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical platinum being efficient only in amounts beyond the reach of many investors.

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding platinum bullion. The Shares offer an investment that:

● Easily Accessible and Relatively Cost Effective. Investors can access the platinum bullion market through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use platinum bullion by using the Shares instead of using the traditional means of purchasing, trading and holding platinum bullion and for many investors, transaction costs related to the Shares will be lower than those associated with the purchase, storage and insurance of physical platinum bullion.

● Exchange Traded and Transparent. The Shares trade on the NYSE Arca, providing investors with an efficient means to implement various investment strategies. The Shares are eligible for margin accounts and are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Furthermore, the value of the Trust’s holdings are reported on the Trust’s website daily.

● Minimal Credit Risk. The Shares represent an interest in physical platinum owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole plate of which is held temporarily to effect a creation or redemption of Shares). Physical platinum of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the platinum temporarily being held in an unallocated platinum account with the Custodian, the physical platinum of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Platinum held in the Trust’s unallocated platinum account and any Authorized Participant’s unallocated platinum account is not segregated from the Custodian’s assets...” This contrasts with most other financial products that gain exposure to platinum through the use of derivatives that are subject to counterparty and credit risks.

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

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 80% of platinum supply in 2020.

World Platinum Supply and Demand 2011-2020

The following table sets forth a summary of the world platinum supply and demand from 2011 to 2020 and is based on information prepared for World Platinum Investment Council by Metals Focus Limited (2019 onwards) and prior years by SFA (Oxford).

(thousands of ounces)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Supply
South Africa	4,860	4,110	4,208	3,547	4,572	4,392	4,459	4,467	4,402	3,298
Russia	835	801	736	700	670	717	692	687	716	704
Others	790	769	891	896	865	988	961	959	979	987
Total Supply	6,485	5,680	5,835	5,143	6,107	6,097	6,112	6,113	6,097	4,989

Demand by Application
Autocatalyst	3,185	3,158	3,000	3,103	3,228	3,330	3,292	3,051	2,885	2,365
Chemical	470	452	528	523	502	475	504	540	698	585
Electrical	230	176	218	225	228	230	234	266	145	130
Glass	515	153	100	212	227	246	364	478	224	423
Investment	460	450	871	277	451	620	356	67	1,253	1,554
Jewelry	2,475	2,783	3,028	2,897	2,746	2,412	2,296	2,269	2,100	1,820
Medical & Biomedical	230	223	214	214	215	218	220	221	249	239
Petroleum	210	112	159	165	140	176	220	372	219	109
Other	320	395	433	438	441	458	476	582	577	501
Total Gross Demand	8,095	7,902	8,551	8,054	8,178	8,165	7,962	7,846	8,350	7,726

Recycling
Autocatalyst	-1,240	-1,120	-1,206	-1,272	-1,112	-1,159	-1,279	-1,338	-1,630	-1,438
Jewelry	-810	-895	-790	-762	-574	-738	-638	-36	-477	-422
Other	-10	-22	-24	-27	-29	-32	-34	-731	-58	-56
Total Recycling	-2,060	-2,037	-2,020	-2,061	-1,715	-1,929	-1,951	-2,105	-2,165	-1,916

Total Net Demand	6,035	5,865	6,531	5,993	6,463	6,236	6,011	5,741	6,185	5,810

Movements in Stocks	450	-185	-696	-850	-356	-139	101	372	-88	-904

Source: World Platinum Investment Council by Metals Focus Limited (2019 onwards) and prior years by SFA (Oxford).

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 67% of total mine supply in 2020. Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 12.3% of total mine supply over the past ten years. Scrap supply from recycling of autocatalyst and other sources have accounted for about 25% from 2016 to 2020, on average.

Over the past decade, jewelry demand for platinum peaked at 36% of total demand in 2014. Jewelry demand has since declined to 24% of total demand in 2020, consistent with the year prior. Autocatalyst demand for platinum accounted for around 31% of total demand at the end of 2020. Investment demand increased again to 20% of total demand in 2020, above the 15% of total demand in 2019.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 31, 2011 to December 31, 2021 and is based on information provided by Bloomberg:

Source: Bloomberg, Aberdeen Standard Investments. Chart data from 12/31/2011 to 12/31/2021.

Platinum prices had been on the rise until the Japanese earthquake in early 2011, coupled with the unfolding of the European financial crisis with Portugal being bailed out, weighed on platinum performance in the second half of 2011. Platinum prices dropped by 26% in the six months to December 2011, from a high of $1,840 per troy ounce in June to a low of $1,369 per troy ounce in December 2011. Continued weakness in the European auto market weighed on platinum performance since then, with prices only partially recovering from 2011 lows. In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for over 80% of the world’s supply of platinum. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa’s economy and its currency the South African Rand weighed on platinum prices throughout 2017, and platinum continued to fall in 2018 driven by lackluster investor sentiment, a stronger US dollar, weaker diesel demand and rising mine supply. Platinum prices bounced back, rising 19.9% to $952 per ounce at the end of 2019. After seeing the price fall as low as $593 per ounce on March 19, 2020, platinum rebounded from pandemic lows and finished the year at $1,068 per ounce. The steep climb in palladium price has led some investors to conclude that platinum appears under-valued, in view of its potential to substitute for palladium in automotive applications in the future. Additionally, the outlook for mining in South Africa is increasingly uncertain, with producers facing steep increases in electricity prices, periodic disruption to power supplies and a risk of industrial action during forthcoming wage negotiations. Similarly to other precious metals, platinum took a back seat to risky assets during 2021 as it returned -10% (as of December 31, 2021). The autocatalyst market took a major step back in 2020, largely related to the pandemic, which was a major reason for the negative price performance in 2021.

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

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the platinum market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, Zurich and other centers coincides with futures and options trading on the Commodity Exchange, Inc. (“COMEX”), a designated contract market within the CME Group. This period lasts for approximately four hours each New York business day morning.

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

The CFTC regulates trading in commodity contracts, such as futures, options and swaps. In addition, under the CEA, the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce as spot as well as deliverable forwards. The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

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

Valuation of Platinum and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 PM New York time, on such day (“Evaluation Time”), the Trustee evaluates the platinum held by the Trust and determines both the average net asset value (“ANAV”) and the NAV of the Trust.

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

Any estimate of the accrued but unpaid fees, expenses and liabilities of the Trust for purposes of computing the NAV of the Trust and ANAV made by the Trustee in good faith shall be conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

The Sponsor and the Shareholders may rely on any evaluation furnished by the Trustee, and the Sponsor has no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, DTC, Authorized Participants, the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

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

Furthermore, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor’s Fee attributable to Shares held by certain institutional investors subject to minimum Shareholding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate will be subject to negotiation and written agreement between the Sponsor and the investor on a case by case basis. The Sponsor is under no obligation to provide any rebates of the Sponsor’s Fee. Neither the Trust nor the Trustee will be a party to any Sponsor’s Fee rebate arrangements negotiated by the Sponsor. Any Sponsor’s Fee rebate shall be paid from the funds of the Sponsor and not from the assets of the Trust.

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

The Sponsor’s Fee for the year ended December 31, 2021 was $8,241,060 (December 31, 2020: $5,187,040; December 31, 2019: $3,705,285).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest.

Creation and Redemption of Shares

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

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, which are not required to register as broker-dealers to engage in securities transactions, and (2) participants in DTC. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor and the Trustee. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the platinum and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor, without the consent of any Shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $500 to the Trustee for each order they place to create or redeem one or more Baskets. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust for serving as an Authorized participant, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Authorized Participants are cautioned that some of their activities will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act, as described in “Plan of Distribution.”

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian or a platinum clearing bank to establish an Authorized Participant Unallocated Account in London or Zurich (Authorized Participant Unallocated Bullion Account Agreement). Platinum held in Authorized Participant Unallocated Accounts is typically not segregated from the Custodian’s or other platinum clearing bank’s assets, as a consequence of which an Authorized Participant will have no proprietary interest in any specific plates or ingots of platinum held by the Custodian or the platinum clearing bank. Credits to its Authorized Participant Unallocated Account are therefore at risk of the Custodian’s or other platinum clearing bank’s insolvency. No fees will be charged by the Custodian for the use of the Authorized Participant Unallocated Account as long as the Authorized Participant Unallocated Account is used solely for platinum transfers to and from the Trust Unallocated Account and the Custodian (or one of its affiliates) receives compensation for maintaining the Trust Allocated Account. Authorized Participants should be aware that the Custodian’s liability threshold under the Authorized Participant Unallocated Bullion Account Agreement is generally gross negligence, not negligence, which is the Custodian’s liability threshold under the Trust’s Custody Agreements.

As the terms of the Authorized Participant Unallocated Bullion Account Agreement differ in certain respects from the terms of the Trust Unallocated Account Agreement, potential Authorized Participants should review the terms of the Authorized Participant Unallocated Bullion Account Agreement carefully. A copy of the Authorized Participant Agreement may be obtained by potential Authorized Participants from the Trustee.

Certain Authorized Participants are expected to have the facility to participate directly in the physical platinum market and the platinum futures market. In some cases, an Authorized Participant may from time to time acquire platinum from or sell platinum to its affiliated platinum trading desk, which may profit in these instances. Each Authorized Participant must be registered as a broker-dealer under the Securities Exchange Act of 1934 (Exchange Act) and regulated by FINRA or be exempt from being or otherwise not be required to be so regulated or registered, and be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants are regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC, Virtu Financial BD, LLC and Mizuho Securities USA LLC have each signed an Authorized Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants will only be able to redeem their Shares through an Authorized Participant.

All platinum is delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Platinum transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate, or cause the allocation by the Zurich Sub-Custodian of, specific plates or ingots of platinum representing the amount of platinum credited to the Trust Unallocated Account (to the extent such amount is representable by whole platinum plates or ingots) to the Trust Allocated Account. The movement of platinum is reversed for the distribution of platinum to an Authorized Participant in connection with the redemption of Baskets.

All physical platinum represented by a credit to any Authorized Participant Unallocated Account and to the Trust Unallocated Account and all physical platinum held in the Trust Allocated Account with the Custodian or for the Custodian by the Zurich Sub-Custodian must be of at least a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%) and otherwise conform to the rules, regulations practices and customs of the LPPM, including the specifications for a Good Delivery Platinum Plate or Ingot.

Under the Authorized Participant Agreement, the Sponsor has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act.

Loco London & Loco Zurich Platinum Delivery Elections. Authorized Participants can elect to deliver platinum loco London or loco Zurich in connection with the creation of a Basket. Authorized Participants can also elect to receive delivery of platinum loco London or loco Zurich in connection with the redemption of a Basket. A Basket creation order that elects a loco London or loco Zurich delivery of platinum will cause the Custodian to effect an allocation of such platinum to the Trust Allocated Account maintained by the Custodian in its London vault premises or by the Zurich Sub-Custodian in its Zurich vault premises. Likewise, a Basket redemption order that elects a loco London or loco Zurich delivery of platinum will cause the Custodian to effect a de-allocation of platinum necessary to satisfy such redemption requests from the Trust Allocated Account maintained by the Custodian to the Trust Unallocated Account.

In the event that there is not sufficient platinum in the Trust Allocated Account in London to satisfy loco London redemptions, the Custodian shall cause the Zurich Sub-Custodian to de-allocate sufficient platinum held in the Trust Allocated Account in Zurich and cause a transfer of platinum from the Trust Unallocated Account maintained by the Custodian in Zurich to the Authorized Participant Unallocated Account maintained in London. Likewise, in the event that there is not sufficient platinum in the Trust Allocated Account in Zurich to satisfy loco Zurich redemptions, the Custodian will initiate the reverse procedure to transfer platinum from London to Zurich. These transfers between London and Zurich unallocated accounts will generally occur pursuant to loco swap arrangements and will not expose the Authorized Participant or the Trust to any additional expense. The Custodian has assumed the responsibility and expenses for loco swap transfers and shall bear any risk of loss related to the platinum being transferred. If no loco swap counterparty is available, the Custodian shall arrange, at its own expense and risk, for the physical transportation of platinum between the Zurich Sub-Custodian’s Zurich vault premises and the Custodian’s London vault premises. If such a loco swap or physical transfer is necessary to effect a loco London or loco Zurich redemption, the settlement of loco London or loco Zurich redemption deliveries may be delayed more than two, but not more than five, business days. The Custodian, in its sole discretion, has the right to limit the location where Authorized Participants can elect to receive delivery of platinum to either loco London or loco Zurich.

The following description of the procedures for the creation and redemption of Baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of platinum in the United Kingdom, Zurich or another jurisdiction will occur on “business days” when (1) banks in the United Kingdom, Zurich and such other jurisdiction and (2) the London and Zurich platinum markets are regularly open for business. If such banks or the London or Zurich platinum markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day. Redemption settlements including platinum deliveries loco London may be delayed longer than two, but no more than five, business days following the redemption order date. Settlement of orders requiring receipt or delivery, or confirmation of receipt or delivery, of Shares will occur, after confirmation of the applicable platinum delivery, on “business days” when the NYSE Arca is open for regular trading. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. In the event of a level 3 market-wide circuit breaker resulting in a trading halt for the remainder of the trading day, the time of the market-wide trading halt is considered the close of regular trading and no creation orders for the current trade date will be accepted after that time (the “cutoff”). Orders placed after the cutoff will be deemed to be rejected and will not be processed. Orders should be placed in proper form on the following business day. The day on which the Trustee receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Participant agrees to deposit platinum with the Trust. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the purchase order.

Determination of required deposits

The amount of the required platinum deposit is determined by dividing the number of ounces of platinum held by the Trust by the number of Baskets outstanding, as adjusted for the amount of platinum constituting estimated accrued but unpaid fees and expenses of the Trust.

Fractions of a fine ounce of platinum smaller than 0.001 of a fine ounce which are included in the platinum deposit amount are disregarded in the foregoing calculation. All questions as to the composition of a Creation Basket Deposit will be finally determined by the Trustee. The Trustee’s determination of the Creation Basket Deposit shall be final and binding on all persons interested in the Trust.

Delivery of required deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required platinum deposit amount by the second business day in London or Zurich following the purchase order date. Upon receipt of the platinum deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the platinum deposit amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of platinum until such platinum has been received by the Trust shall be borne solely by the Authorized Participant. The Trustee may accept delivery of platinum by such other means as the Sponsor, from time to time, may determine with the Trustee to be acceptable for the Trust, provided that the same is disclosed in a prospectus relating to the Trust filed with the SEC pursuant to Rule 424 under the Securities Act. If platinum is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts in addition to those described in this report, as the Sponsor determines to be desirable.

Acting on standing instructions given by the Trustee, the Custodian will transfer the platinum deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring platinum plates and ingots from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Custodian will use commercially reasonable efforts to complete the transfer of platinum to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the platinum deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated platinum to the extent of that platinum deposit amount until the Custodian completes the allocation process or the Zurich Sub-Custodian completes the allocation process for the Custodian. See “Risk Factors—Platinum held in the Trust’s unallocated platinum account and any Authorized Participant’s unallocated platinum account is not segregated from the Custodian’s assets.....”

Because platinum is allocated only in multiples of whole plates or ingots, the amount of platinum allocated from the Trust Unallocated Account to the Trust Allocated Account may be less than the total fine ounces of platinum credited to the Trust Unallocated Account. Any balance will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of platinum held in the Trust Unallocated Account; no more than 192 ounces of platinum (maximum weight to make one Good Delivery Platinum Plate or Ingot) is expected to be held in the Trust Unallocated Account at the close of each business day.

Rejection of purchase orders

The Trustee may reject a purchase order or a Creation Basket Deposit if such order or Creation Basket Deposit is not presented in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of counsel, might be unlawful. None of the Trustee, the Sponsor or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Trustee to redeem one or more Baskets. Redemption orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. In the event of a level 3 market-wide circuit breaker resulting in a trading halt for the remainder of the trading day, the time of the market-wide trading halt is considered the close of regular trading and no redemption orders for the current trade date will be accepted after that time (the “cutoff”). Orders placed after the cutoff will be deemed to be rejected and will not be processed. Orders should be placed in proper form on the following business day. A redemption order so received is effective on the date it is received in proper form by the Trustee. The redemption procedures allow Authorized Participants to redeem Baskets and do not entitle an individual Shareholder to redeem any Shares in an amount less than a Basket, or to redeem Baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book entry system to the Trust not later than the second business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order.

Determination of redemption distribution

The redemption distribution from the Trust consists of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account representing the amount of the platinum held by the Trust evidenced by the Shares being redeemed. Fractions of a fine ounce of platinum included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions will be subject to the deduction of any applicable tax or other governmental charges which may be due.

Delivery of redemption distribution

The redemption distribution due from the Trust will be delivered to the Authorized Participant on the second business day following a loco Zurich redemption order date if, by 10:00 a.m. New York time on such second business day, the Trustee’s DTC account has been credited with the Baskets to be redeemed. The redemption distribution due from the Trust will be delivered to the Authorized Participant on or before the fifth business day following a loco London redemption order date if, by 10:00 a.m. New York time on the second business day after the loco London redemption order date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. If a loco swap or physical transfer is necessary to effect a loco London or loco Zurich redemption, the redemption distribution due from the Trust will be delivered to the Authorized Participant on or before the fifth business day following such a loco London or loco Zurich redemption order date if, by 10:00 a.m. New York time on the second business day after the loco London or loco Zurich redemption order date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. In the event that, by 10:00 a.m. New York time on the second business day following the order date of a redemption order, the Trustee’s DTC account has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed pursuant to such redemption order, the Trustee shall send to the Authorized Participant and the Custodian via fax or electronic mail message notice of such fact and the Authorized Participant shall have two business days following receipt of such notice to correct such failure. If such failure is not cured within such two business day period, the Trustee (in consultation with the Sponsor) will cancel such redemption order and will send via fax or electronic mail message notice of such cancellation to the Authorized Participant and the Custodian, and the Authorized Participant will be solely responsible for all costs incurred by the Trust, the Trustee or the Custodian related to the cancelled order. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee’s DTC account by 10:00 a.m. New York time on the second business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

The Custodian transfers the redemption platinum amount from the Trust Allocated Account to the Trust Unallocated Account and, thereafter, to the redeeming Authorized Participant’s Authorized Participant Unallocated Account. The Authorized Participant and the Trust are each at risk in respect of platinum credited to their respective unallocated accounts in the event of the Custodian’s insolvency. See “Risk Factors—Platinum held in the Trust’s unallocated platinum account and any Authorized Participant’s unallocated platinum account is not segregated from the Custodian’s assets.....”

As with the allocation of platinum to the Trust Allocated Account which occurs upon a purchase order, if in transferring platinum from the Trust Allocated Account to the Trust Unallocated Account in connection with a redemption order there is an excess amount of platinum transferred to the Trust Unallocated Account, the excess over the platinum redemption amount will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of platinum held in the Trust Unallocated Account; no more than 192 ounces of platinum (maximum weight to make one Good Delivery Platinum Plate or Ingot) is expected to be held in the Trust Unallocated Account at the close of each business day.

Suspension or rejection of redemption orders

The Trustee may, in its discretion, and will, when directed by the Sponsor, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca is closed other than customary weekend or holiday closings, or trading on the NYSE Arca is suspended or restricted or (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of platinum is not reasonably practicable. None of the Sponsor, the Trustee or the Custodian are liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

The Trustee will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.

Creation and Redemption Transaction Fee

To compensate the Trustee for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Trustee of $500 per order to create or redeem Baskets. An order may include multiple Baskets. The transaction fee may be reduced, increased or otherwise changed by the Trustee with the consent of the Sponsor. From time to time, the Trustee, with the consent of the Sponsor, may waive all or a portion of the applicable transaction fee. The Trustee shall notify DTC of any agreement to change the transaction fee and will not implement any increase in the fee for the redemption of Baskets until 30 days after the date of the notice.

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at c/o Aberdeen Standard Investments ETFs Sponsor LLC, 712 Fifth Avenue, 49th Floor, New York, NY 10019. abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022), a Delaware corporation, is the sole member of the Sponsor. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn plc, which together with its affiliates and subsidiaries, is collectively referred to as “abrdn.” Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 240 Greenwich Street, New York, NY 10286. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s platinum. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, Canary Wharf, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co. While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA. The Zurich Sub-Custodian that the Custodian currently uses is UBS AG, which is located at 45 Bahnhofstrasse, 8001 Zurich, Switzerland.

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

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the platinum and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 23, 2021 and December 31, 2021.

There can be no guarantee that the Sponsor or the Trust’s auditors and inspectors will be able to perform physical inspections of the Trust’s platinum as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian or a sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust’s auditors and inspectors, from performing a physical inspection of the Trust’s platinum on a desired date. In those situations, the Sponsor or the Trust’s auditors and inspectors may seek to verify the platinum held by the Trust by alternate means, including through virtual inspections of the Trust’s platinum and/or a review of pertinent records.

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

The Custodian is the custodian of the physical platinum credited to Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the physical platinum credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, and requires the Zurich Sub-Custodian to also segregate the physical platinum of the Trust from the other platinum held by it for other customers of the Custodian and the Zurich Sub-Custodian’s other customers. The Custodian requires the Zurich Sub-Custodian to identify in its books and records the Trust as having the rights to the physical platinum credited to its Trust Allocated Account. Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may inspect the vaults of the Custodian and the Zurich Sub-Custodian. See “Inspection of Platinum”.

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

● An individual who is a citizen or resident of the United States;

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

When the Trust sells or transfers platinum, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the platinum that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any platinum sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its Share immediately prior to the sale, by a fraction the numerator of which is the amount of platinum sold, and the denominator of which is the total amount of the platinum held by the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the platinum remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the platinum that was sold.

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

Shareholders will be required to recognize gain or loss upon a sale of platinum by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Under the Tax Cuts and Jobs Act (P.L. 115-97), miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning before January 1, 2026.

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

●

Autocatalysts, automobile components that use platinum, accounted for approximately 31% of the net global demand in platinum in 2020. While the automotive sector in China and the US is showing signs of recovery, the European market is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand.

●	A decline in the global automotive industry may impact the price of platinum and affect the price of the Shares.

Conversely, several factors may trigger a temporary increase in the price of platinum prior to your investment in the Shares. For example, sudden increased investor interest in platinum may cause an increase in world platinum prices, increasing the price of the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of platinum, and you may incur losses when the causes for the temporary increase disappear.

A decline in the automobile industry or a shift from gasoline-powered to electric vehicles may have the effect of causing a decline in the prices of platinum and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use platinum, accounted for approximately 31% of the global demand in platinum in 2020. Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand. A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of platinum and affect the price of the Shares.

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

●

Global platinum supply, which is influenced by such factors as production and cost levels in major platinum-producing countries such as South Africa. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand;

●	Investors’ expectations with respect to the rate of inflation;
●	Currency exchange rates;
●	Interest rates;
●	Investment and trading activities of hedge funds and commodity funds;
●	Global or regional political, economic or financial events and situations; and
●	A significant change in investor interest, including in response to online campaigns or other activities specifically targeting investments in gold.

In addition, investors should be aware that there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

RISKS RELATED TO THE SHARES

The sale of the Trust’s platinum to pay expenses not assumed by the Sponsor, or unexpected liabilities affecting the Trust, at a time of low platinum prices could adversely affect the value of the Shares.

The Trustee sells platinum held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current platinum prices. The Trust is not actively managed and no attempt will be made to buy or sell platinum to protect against or to take advantage of fluctuations in the price of platinum. Consequently, the Trust’s platinum may be sold at a time when the platinum price is low, resulting in the sale of more platinum than would be required if the Trust sold when prices where higher. The sale of the Trust’s platinum to pay expenses not assumed by the Sponsor, or unexpected liabilities affecting the Trust, at a time of low platinum prices could adversely affect the value of the Shares.

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

Purchasing activity associated with acquiring the platinum required for deposit into the Trust in connection with the creation of Baskets may temporarily increase the market price of platinum, which will result in higher prices for the Shares. Temporary Increases in the market price of platinum may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of platinum that may result from increased purchasing activity of platinum connected with the issuance of Baskets. Consequently, the market price of platinum may decline immediately after Baskets are created. If the price of platinum declines, the trading price of the Shares may also decline.

Selling activity associated with sales of platinum withdrawn from the Trust in connection with the redemption of Baskets may temporarily decrease the market price of platinum, which will result in lower prices for the Shares. Temporary decreases in the market price of platinum may also occur as a result of the selling activity of other market participants. If the price of platinum declines, the trading price of the Shares may also decline.

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

The Trust Agreement places no limit on the amount of platinum the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum. The global market for platinum is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2016 to 2020, world platinum mine supply averaged 5.9 million ounces, while world demand averaged 8.0 million ounces. If the amount of platinum acquired by the Trust is large enough in relation to global platinum supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum unrelated to other factors affecting the global market for platinum. Such an impact could affect the price for platinum that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the CEA.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts, “commodity interests” or any other instruments regulated by the CEA, as administered by the CFTC and the NFA. Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Trust or the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools operated by registered commodity pool operators or advised by registered commodity trading advisors.

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

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian has entered into arrangements with the Zurich Sub-Custodian and may enter into arrangements with any other sub-custodians for the temporary custody of the Trust’s platinum, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LPPM rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Zurich Sub-Custodian or any other sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

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

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian, the Zurich Sub-Custodian, or any other sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

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

As a result of the above, any failure by any Zurich Sub-Custodian to exercise due care in the safekeeping of the Trust’s platinum may not be detectable or controllable by the Custodian, the Sponsor or the Trustee and could result in a loss to the Trust.

The Custodian relies on its Zurich Sub-Custodian to hold the platinum allocated to the Trust Allocated Account and used to settle redemptions. As a result, settlement of platinum in connection with redemptions loco London may require more than two business days.

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

Because the Trustee does not, and the Custodian has limited obligations to, oversee or monitor the activities of sub-custodians who may hold the Trust’s platinum, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s platinum could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s platinum on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are HSBC Bank plc, ICBC Standard Bank plc, Malca-Amit SA Zurich and UBS Zurich. The Custodian has selected the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated platinum to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s platinum from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

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

The Custodian, the Trustee, the Marketing Agent and the Sponsor depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

Uncertainty regarding the effects of Brexit could adversely affect the price of the Shares.

The United Kingdom (the “UK”) left the European Union (the “EU”) (“Brexit”) on January 31, 2020, subject to a transitional period which ended December 31, 2020. During the transitional period, although the UK was no longer a member state of the EU, it remained subject to EU law and regulations as if it were still a member state. The UK and the EU were to negotiate the terms of their future trading relationship during the transitional period. On December 24, 2020, negotiators representing the UK and EU came to a preliminary trade agreement (the "TCA"), which was subsequently ratified by the UK parliament on December 30, 2020. On May 1, 2021, the EU Parliament ratified the TCA and the TCA entered into force. Despite the existence of the TCA, many aspects of the trade relationship between the EU and the UK, including matters related to financial services, are subject to future negotiation. It is not possible to predict the nature of the future trading relationship between the EU and the UK due to political uncertainty.

The unavoidable uncertainties and events related to Brexit could increase taxes and costs of business and cause volatility in currency exchange rates and interest rates. Brexit could adversely affect the performance of contracts in existence at the date of Brexit and European, UK or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions, regulatory agencies and financial markets. Brexit could also lead to legal uncertainty and politically divergent national laws and regulations as a new relationship between the UK and EU is defined and the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others that cannot be anticipated, could adversely affect the price of the Shares. The impact of Brexit on the Trust, the Trust’s service providers, and markets generally, may not be fully known for some time.

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

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust.

Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its Shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its Shareholders. As an example, the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust’s Shares have been listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2021 and 2020:

Fiscal Year Ended December 31, 2021: Quarter Ended
	High	Low
March 31, 2021	$119.43	$96.94
June 30, 2021	$117.62	$97.51
September 30, 2021	$106.40	$85.27
December 31, 2021	$101.54	$85.71
Fiscal Year Ended December 31, 2020: Quarter Ended
	High	Low
March 31, 2020	$96.29	$55.36
June 30, 2020	$81.14	$67.37
September 30, 2020	$93.84	$76.88
December 31, 2020	$100.73	$79.61

The number of outstanding Shares of the Trust as of February 24, 2022 was 12,350,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2021	$98.44	$90.84
September 2021	$95.55	$85.27
October 2021	$99.09	$89.89
November 2021	$101.54	$87.10
December 2021	$90.71	$85.71
January 2022	$96.98	$87.98

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2021 and 2020:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2021	50,000	0.094
February 2021	350,000	0.094
March 2021	—	—
April 2021	300,000	0.093
May 2021	—	—
June 2021	—	—
July 2021	150,000	0.093
August 2021	250,000	0.093
September 2021	200,000	0.093
October 2021	—	—
November 2021	50,000	0.093
December 2021	550,000	0.093
Total	1,900,000	0.093

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2020	400,000	0.094
February 2020	50,000	0.094
March 2020	600,000	0.094
April 2020	50,000	0.094
May 2020	50,000	0.094
June 2020	—	—
July 2020	—	—
August 2020	—	—
September 2020	50,000	0.094
October 2020	50,000	0.094
November 2020	400,000	0.094
December 2020	50,000	0.094
Total	1,700,000	0.094

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

Introduction

The Aberdeen Standard Platinum ETF Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and Aberdeen Standard Investments ETFs Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of platinum bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PPLT.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding platinum price (per 1/10 of an oz. of platinum) since inception:

NAV per Share vs. 1/10th Platinum Price from December 30, 2009 (the Date of Inception) to December 31, 2021

The divergence of the NAV per Share from the platinum price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of platinum bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of our accounting policies.

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

	December 31, 2021	December 31, 2020	December 31, 2019
(Amounts in 000’s of US$)
Investment in platinum - cost	$1,145,807	$1,181,607	$758,352
Unrealized gain/(loss) on investment in platinum	(7,543)	148,665	(45,270)
Investment in platinum- fair value	$1,138,264	$1,330,272	$713,082

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian’s facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the platinum and the records maintained by them. Inspections were conducted by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, as of July 23, 2021 and December 31, 2021.

There can be no guarantee that the Sponsor or the Trust’s auditors and inspectors will be able to perform physical inspections of the Trust’s platinum as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian or a sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust’s auditors and inspectors, from performing a physical inspection of the Trust’s platinum on a desired date. In those situations, the Sponsor or the Trust’s auditors and inspectors may seek to verify the platinum held by the Trust by alternate means, including through virtual inspections of the Trust’s platinum and/or a review of pertinent records.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2021 and 2020, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
(Amounts in 000’s of US$)
Total gain/(loss) on platinum	$(136,599)	$180,104	$117,791
Net change assets from operations	$(144,840)	$174,917	$114,086
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2021

The Trust’s NAV decreased from $1,329,606,858 at December 31, 2020 to $1,133,206,525 at December 31, 2021, a 14.77% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 10.21% from $1,068.00 at December 31, 2020 to $959.00 at December 31, 2021. There was also a decrease in outstanding Shares, which fell from 13,300,000 at December 31, 2020 to 12,700,000 at December 31, 2021, a result of 1,300,000 Shares (26 Baskets) being created and 1,900,000 Shares (38 Baskets) being redeemed during the year.

The NAV per Share decreased 10.74% from $99.97 at December 31, 2020 to $89.23 at December 31, 2021. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $8,241,060 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $121.03 at February 19, 2021 was the highest during the year, compared with a low of $84.79 at December 15, 2021.

The decrease in net assets from operations for the year ended December 31, 2021 was $144,840,328 resulting from a realized gain of $1,048,913 on the transfer of platinum to pay expenses and a realized gain of $18,599,650 on platinum distributed for the redemption of Shares, offset by a change in unrealized loss on investment in platinum of $156,178,266, a change in unrealized loss on unsettled redemptions of $29,565 and the Sponsor’s Fees of $8,241,060. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2021.

The year ended December 31, 2020

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2021

	Three months ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	Year ended December 31
EXPENSES
Sponsor’s Fee	$2,188	$2,209	$1,985	$1,859	$8,241
Total expenses	2,188	2,209	1,985	1,859	8,241

Net investment loss	(2,188)	(2,209)	(1,985)	(1,859)	(8,241)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	311	457	207	74	1,049
Realized gain on platinum distributed for the redemption of Shares	9,757	6,484	2,855	(536)	18,560
Change in unrealized gain / (loss) on investment in platinum	135,421	(163,055)	(123,151)	(5,393)	(156,178)
Change in unrealized loss on unsettled creations or redemptions	—	—	—	(30)	(30)
Total gain / (loss) on investment in platinum	145,489	(156,114)	(120,089)	(5,885)	(136,599)

Change in net assets from operations	$143,301	$(158,323)	$(122,074)	$(7,744)	$(144,840)

Net increase / (decrease) in net assets per Share	$10.53	$(11.64)	$(9.06)	$(0.59)	$(10.77)

Weighted average number of Shares	13,603,889	13,607,143	13,466,848	13,195,652	13,446,986
Year Ended December 31, 2020
	Three months ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	Year ended December 31
EXPENSES
Sponsor’s Fee	$995	$951	$1,470	$1,771	$5,187
Total expenses	995	951	1,470	1,771	5,187

Net investment loss	(995)	(951)	(1,470)	(1,771)	(5,187)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	(50)	(247)	(112)	(113)	(522)
Realized gain / (loss) on platinum distributed for the redemption of Shares	(10,260)	(2,457)	(18)	(574)	(13,309)
Change in unrealized gain / (loss) on investment in platinum	(153,802)	66,345	53,088	228,304	193,935
Total gain / (loss) on investment in platinum	(164,112)	63,641	52,958	227,617	180,104

Change in net assets from operations	$(165,107)	$62,690	$51,488	$225,846	$174,917

Net increase / (decrease) in net assets per Share	$(20.83)	$7.38	$4.44	$17.12	$16.96

Weighted average number of Shares	7,925,275	8,489,011	11,590,217	13,195,652	10,311,475

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2021, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2021. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2021.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Platinum ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited Aberdeen Standard Platinum ETF Trust's (the Trust) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2021 and 2020, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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
February 28, 2022

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers. The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Steven Dunn – President and Chief Executive Officer

Mr. Dunn, CIMA®, is the Head of Exchange Traded Funds at abrdn Inc.. Mr. Dunn guides the firm’s strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

Andrea Melia – Chief Financial Officer and Treasurer

Ms. Melia is Vice President and Senior Director of Product Management for abrdn Inc. Ms. Melia has managed the fund administration team since joining abrdn Inc. in September 2009. Prior to joining abrdn Inc., Ms. Melia was Director of fund administration and accounting oversight for Princeton Administrators LLC, a division of BlackRock Inc. and had worked with Princeton Administrators since 1992. Ms. Melia holds a BS in Accounting from University of Scranton and a MBA from Rider University.

As described under Item 1 above, abrdn Inc. is the parent of the Sponsor.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
Audit fees – KPMG	$77,250	77,825
Audit related fees - KPMG	10,000	—
	$87,250	$77,825

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements. These services include the accountant providing a consent letter related to the Trust’s registration statement filing.

Pre-Approval Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to KPMG LLP. Such determinations are made by the Sponsor.

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158381 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017 incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1(b)	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Second Amendment to the Allocated Account Agreement effective June 5, 2020, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158381 on December 31, 2009

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second Amendment to the Unallocated Account Agreement effective June 5, 2020, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

Aberdeen Standard Platinum ETF Trust
Financial Statements as of December 31, 2021
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
Aberdeen Standard Platinum ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Aberdeen Standard Platinum ETF Trust (the Trust), including the schedules of investments, as of December 31, 2021 and 2020, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations, the changes in its net assets and the financial highlights for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the evidence pertaining to the existence of the platinum holdings

As presented on the December 31, 2021 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in platinum is $1,138,264 thousand, representing 100.45% of the Trust’s net assets, and 1,186,927.7 ounces of platinum holdings. The investment is held by a third-party custodian or sub-custodian (collectively, the custodian).

We identified the evaluation of the evidence pertaining to the existence of the platinum holdings as a critical audit matter. Given the nature and volume of the platinum holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of platinum held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of platinum held to the custodian’s records, (2) the approval of platinum deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s platinum holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s platinum holdings held by the custodian as of December 31, 2021. We compared the total ounces on such schedule to the Trust’s record of platinum holdings. We also attended and observed a part of the physical counts of the Trust’s platinum holdings. We obtained and read the physical count result reports of the third party and reconciled those reports to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 28, 2022

Aberdeen Standard Platinum ETF Trust

Statements of Assets and Liabilities

At December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: December 31, 2021: $1,145,807; December 31, 2020: $1,181,607)	$1,138,264	$1,330,272
Total assets	1,138,264	1,330,272

LIABILITIES
Fees payable to Sponsor	596	665
Platinum payable	4,461	—
Total liabilities	5,057	665

NET ASSETS(1)	$1,133,207	$1,329,607

(1)

Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2021 were 12,700,000 and at December 31, 2020 were 13,300,000. Net asset values per Share at December 31, 2021 and December 31, 2020 were $89.23 and $99.97, respectively.

See Notes to the Financial Statements

Aberdeen Standard Platinum ETF Trust

Schedules of Investments

At December 31, 2021 and 2020

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,186,927.7	$1,145,807	$1,138,264	100.45%
Total investment in platinum	1,186,927.7	$1,145,807	$1,138,264	100.45%
Less liabilities			(5,057)	(0.45)%
Net Assets			$1,133,207	100.00%

	December 31, 2020
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,245,573.6	$1,181,607	$1,330,272	100.05%
Total investment in platinum	1,245,573.6	$1,181,607	$1,330,272	100.05%
Less liabilities			(665)	(0.05)%
Net Assets			$1,329,607	100.00%

See Notes to the Financial Statements

Aberdeen Standard Platinum ETF Trust

Statements of Operations

For the years ended December 31, 2021, 2020, and 2019

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$8,241	$5,187	$3,705
Total expenses	8,241	5,187	3,705
Net investment loss	(8,241)	(5,187)	(3,705)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	1,049	(522)	(771)
Realized gain / (loss) on platinum distributed for the redemption of Shares	18,560	(13,309)	(14,922)
Change in unrealized gain / (loss) on investment in platinum	(156,178)	193,935	133,484
Change in unrealized (loss) on unsettled creations or redemptions	(30)	—	—
Total gain / (loss) on investment in platinum	(136,599)	180,104	117,791

Change in net assets from operations	$(144,840)	$174,917	$114,086

Net increase / (decrease) in net assets per Share	$(10.77)	$16.96	$15.14

Weighted average number of Shares	13,446,986	10,311,475	7,535,068

See Notes to the Financial Statements

Aberdeen Standard Platinum ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2021, 2020 and 2019

	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	13,300,000	$1,329,607
Net investment loss		(8,241)
Realized gain on investment in platinum		19,609
Change in unrealized (loss) on investment in platinum		(156,178)
Change in unrealized (loss) on unsettled creations or redemptions		(30)
Creations	1,300,000	137,616
Redemptions	(1,900,000)	(189,176)
Closing balance at December 31, 2021	12,700,000	$1,133,207

	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	7,950,000	$712,719
Net investment loss		(5,187)
Realized (loss) on investment in platinum		(13,831)
Change in unrealized gain on investment in platinum		193,935
Creations	7,050,000	586,640
Redemptions	(1,700,000)	(144,669)
Closing balance at December 31, 2020	13,300,000	$1,329,607

	Year Ended December 31, 2019
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2019	6,600,000	$496,469
Net investment loss		(3,705)
Realized (loss) on investment in platinum		(15,693)
Change in unrealized gain on investment in platinum		133,484
Creations	2,500,000	199,325
Redemptions	(1,150,000)	(97,161)
Closing balance at December 31, 2019	7,950,000	$712,719

See Notes to the Financial Statements

Aberdeen Standard Platinum ETF Trust

Financial Highlights

For the years ended December 31, 2021, 2020 and 2019

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$99.97	$89.65	$75.22
Income from investment operations:
Net investment loss	(0.61)	(0.50)	(0.49)
Total realized and unrealized gains or losses on investment in platinum	(10.13)	10.82	14.92
Change in net assets from operations	(10.74)	10.32	14.43

Net asset value per Share at end of period	$89.23	$99.97	$89.65

Weighted average number of Shares	13,446,986	10,311,475	7,535,068

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	(10.74)%	11.51%	19.18%

See Notes to the Financial Statements

Aberdeen Standard Platinum ETF Trust

Notes to the Financial Statements

1. Organization

The Aberdeen Standard Platinum ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by Aberdeen Standard Investments ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds platinum bullion and issues Aberdeen Standard Physical Platinum Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022). abrdn Inc. is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

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

The Trust’s platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust’s platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2021, approximately 2.46% of the Trust’s platinum was held by one or more sub-custodians.

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

Aberdeen Standard Platinum ETF Trust

Notes to the Financial Statements

The Trust’s investment in platinum is classified as a level 1 asset, as its value is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2021	December 31, 2020

Level 1
Investment in platinum	$1,138,264	$1,330,272

There were no transfers between levels during the years ended December 31, 2021 and 2020.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At December 31, 2021, the Trust had no platinum receivable for the creation of Shares and $4,461,443 of platinum payable for the redemption of Shares. At December 31, 2020, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

Notes to the Financial Statements

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2021 or December 31, 2020.

2.6. Investment in Platinum

Changes in ounces of platinum and their respective values for the years ended December 31, 2021 and 2020 are set out below:

	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,245,573.6	749,035.9
Creations	121,497.6	661,839.6
Redemptions	(172,588.0)	(159,727.4)
Transfers of platinum to pay expenses	(7,555.5)	(5,574.5)
Closing balance	1,186,927.7	1,245,573.6

Investment in platinum
Opening balance	$1,330,272	$713,082
Creations	137,616	586,640
Redemptions	(184,715)	(144,669)
Realized gain / (loss) on platinum distributed for the redemption of Shares	18,560	(13,309)
Transfers of platinum to pay expenses	(8,310)	(4,885)
Realized gain / (loss) on platinum transferred to pay expenses	1,049	(522)
Change in unrealized (loss) / gain on investment in platinum	(156,178)	193,935
Change in unrealized (loss) / gain on unsettled creations or redemptions	(30)	—
Closing balance	$1,138,264	$1,330,272

Aberdeen Standard Platinum ETF Trust

Notes to the Financial Statements

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

For the years ended December 31, 2021, 2020 and 2019, the Sponsor’s Fee was $8,241,060, $5,187,040 and $3,705,285, respectively.

At December 31, 2021 and at December 31, 2020, the fees payable to the Sponsor were $595,693 and $665,333, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2021 and 2020.

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

Aberdeen Standard Investments ETFs Sponsor LLC

Date: February 28, 2022	/s/ Steven Dunn
Steven Dunn
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2022	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of Aberdeen Standard Investments ETFs Sponsor LLC, the Sponsor of the Registrant.