Form 10-Q
period 2022-03-31
abrdn Platinum ETF Trust
filed 2022-05-09
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______________to_______________

Commission File Number: 001-34590

abrdn Platinum ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC
712 Fifth Avenue, 49th Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Platinum Shares ETF	PPLT	NYSE Arca

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

As of May 5, 2022, abrdn Platinum ETF Trust had 12,700,000 abrdn Physical Platinum Shares ETF outstanding.

abrdn Platinum ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

abrdn Platinum ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: March 31, 2022: $1,157,487; December 31, 2021: $1,145,807)	$1,174,131	$1,138,264
Total assets	1,174,131	1,138,264

LIABILITIES
Fees payable to Sponsor	588	596
Platinum payable	—	4,461
Total liabilities	588	5,057

NET ASSETS(1)	$1,173,543	$1,133,207

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2022 were 12,850,000 and at December 31, 2021 were 12,700,000. Net asset values per Share at March 31, 2022 and December 31, 2021 were $91.33 and $89.23, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	1,194,436.5	$1,157,487	$1,174,131	100.05%
Total investment in platinum	1,194,436.5	$1,157,487	$1,174,131	100.05%
Less liabilities			(588)	(0.05)%
Net Assets			$1,173,543	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	1,186,927.7	$1,145,807	$1,138,264	100.45%
Total investment in platinum	1,186,927.7	$1,145,807	$1,138,264	100.45%
Less liabilities			(5,057)	(0.45)%
Net Assets			$1,133,207	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,743	$2,188
Total expenses	1,743	2,188

Net investment loss	(1,743)	(2,188)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	56	311
Realized gain on platinum distributed for the redemption of Shares	2,890	9,757
Change in unrealized gain on investment in platinum	24,158	135,421
Total gain on investment in platinum	27,104	145,489

Change in net assets from operations	$25,361	$143,301

Net increase / (decrease) in net assets per Share	$2.02	$10.53

Weighted average number of Shares	12,556,667	13,603,889

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	12,700,000	$1,133,207
Net investment loss		(1,743)
Realized gain on investment in platinum		2,946
Change in unrealized gain on investment in platinum		24,158
Creations	650,000	62,761
Redemptions	(500,000)	(47,786)
Closing balance at March 31, 2022	12,850,000	$1,173,543

	Three Months Ended March 31, 2021
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	13,300,000	$1,329,607
Net investment loss		(2,188)
Realized gain on investment in platinum		10,068
Change in unrealized gain on investment in platinum		135,421
Creations	900,000	97,223
Redemptions	(400,000)	(45,543)
Closing balance at March 31, 2021	13,800,000	$1,524,588

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$89.23	$99.97
Income from investment operations:
Net investment loss	(0.14)	(0.16)
Total realized and unrealized gains or losses on investment in platinum	2.24	10.67
Change in net assets from operations	2.10	10.51

Net asset value per Share at end of period	$91.33	$110.48

Weighted average number of Shares	12,556,667	13,603,889

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	2.35%	10.51%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

1.    Organization

The abrdn Platinum ETF Trust (known as Aberdeen Standard Platinum ETF Trust prior to March 31, 2022) (the “Trust”) is a common law trust formed on December 30, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (known as Aberdeen Standard Investments ETFs Sponsor LLC prior to March 1, 2022) (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds platinum bullion and issues abrdn Physical Platinum Shares ETF (known as Aberdeen Standard Physical Platinum Shares ETF prior to March 31, 2022) (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022). abrdn Inc. is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2022 and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year.

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

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

The Trust's platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust's platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2022, approximately 2.44% of the Trust’s platinum was held by one or more sub-custodians.

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

abrdn Platinum ETF Trust

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2022	December 31, 2021

Level 1
Investment in platinum	$1,174,131	$1,138,264

There were no transfers between levels during the three months ended March 31, 2022 or the year ended December 31, 2021.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At March 31, 2022, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2021, the Trust had no platinum receivable for the creation of Shares and $4,461,443 of platinum payable for the redemption of Shares.

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

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2022 or December 31, 2021.

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the three months ended March 31, 2022 and 2021 are set out below:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,186,927.7	1,245,573.6
Creations	60,405.6	84,189.9
Redemptions	(51,142.0)	(37,415.3)
Transfers of platinum to pay expenses	(1,754.8)	(1,854.1)
Closing balance	1,194,436.5	1,290,494.1

Investment in platinum
Opening balance	$1,138,264	$1,330,272
Creations	62,761	97,223

Redemptions	(52,247)	(45,543)
Realized gain on platinum distributed for the redemption of Shares	2,890	9,757
Transfers of platinum to pay expenses	(1,751)	(2,077)
Realized gain on platinum transferred to pay expenses	56	311
Change in unrealized gain on investment in platinum	24,158	135,421
Closing balance	$1,174,131	$1,525,364

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

For the three months ended March 31, 2022 and 2021, the Sponsor's Fee was $1,743,092 and $2,187,594, respectively.

At March 31, 2022 and at December 31, 2021, the fees payable to the Sponsor were $588,295 and $595,693, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2022 and 2021.

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

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

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

abrdn Platinum ETF Trust

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

The Quarter Ended March 31, 2022

The Trust’s NAV increased from $1,133,206,525 at December 31, 2021 to $1,173,542,796 at March 31, 2022, a 3.56% increase for the quarter. The increase in the Trust’s NAV resulted from an increase in the price per ounce of platinum, which rose 2.50% from $959.00 at December 31, 2021 to $983.00 at March 31, 2022. There was an increase in outstanding Shares, which increased from 12,700,000 Shares at December 31, 2021 to 12,850,000 Shares at March 31, 2022, as a result of 650,000 Shares (13 Baskets) being created and 500,000 Shares (10 Baskets) being redeemed during the quarter.

The NAV per Share increased 2.35% from to $89.23 at December 31, 2021 to $91.33 at March 31, 2022. The Trust’s NAV per Share increased slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $1,743,092 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $106.98 at March 8, 2022 was the highest during the quarter, compared with a low of $86.61 at January 10, 2022.

The increase in net assets from operations for the quarter ended March 31, 2022 was $25,361,273, resulting from a realized gain of $56,437 on the transfer of platinum to pay expenses, a realized gain of $2,890,066 on platinum distributed for the redemption of Shares, and an increase in unrealized gain on investment in platinum of $24,157,861, offset by the Sponsor’s Fee of $1,743,092. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2022.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Risks Related to Platinum

On April 8, 2022, in response to Russia’s invasion of Ukraine, LPPM suspended two government-owned Russian platinum and palladium refiners. New productions by such refiners will no longer be accepted as “Good Delivery” by the LPPM until further notice. The bars and sponges these refiners previously produced will still be considered Good Delivery, consistent with past suspensions of refiners by the LPPM. Fewer suppliers to the LPPM may lead to a lower supply of Good Delivery platinum and further volatility in the price of platinum.

General Risks

Armed conflict can result in significant disruptions to the commodities markets and could adversely affect the price of the Shares.

On February 24, 2022, Russia commenced an invasion of Ukraine. In response to such conflict or for other reasons, governments have imposed and may impose additional economic sanctions against Russia, certain other countries, entities and/or individuals. Economic sanctions and other similar governmental actions could, among other things, prevent or prohibit certain entities or individuals from participating in the bullion and commodities markets or otherwise impact the functioning of those markets. Such actions could affect the value of platinum held by the Fund. Sanctions could also result in countermeasures or retaliatory actions, which may impact the value of platinum. Although it is not possible to predict the impact that any sanctions and retaliatory actions may have on the Fund, such events could significantly harm the value of the Fund's shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2022:

13 Baskets were created.

10 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
January 2022	4	200,000	0.093
February 2022	3	150,000	0.093
March 2022	3	150,000	0.093
	10	500,000	0.093

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

abrdn Platinum ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 9, 2022	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2022	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.