Form 10-Q
period 2022-06-30
abrdn Platinum ETF Trust
filed 2022-08-05
CIK 1460235

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from___________________to_____________

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

As of August 3, 2022, abrdn Platinum ETF Trust had 12,150,000 abrdn Physical Platinum Shares ETF outstanding.

abrdn Platinum ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

abrdn Platinum ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: June 30, 2022: $1,137,641; December 31, 2021: $1,145,807)	$1,064,886	$1,138,264
Total assets	1,064,886	1,138,264

LIABILITIES
Fees payable to Sponsor	526	596
Platinum payable	—	4,461
Total liabilities	526	5,057

NET ASSETS(1)	$1,064,360	$1,133,207

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2022 were 12,650,000 and at December 31, 2021 were 12,700,000. Net asset values per Share at June 30, 2022 and December 31, 2021 were $84.14 and $89.23, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,174,074.6	$1,137,641	$1,064,886	100.05%
Total investment in platinum	1,174,074.6	$1,137,641	$1,064,886	100.05%
Less liabilities			(526)	(0.05)%
Net Assets			$1,064,360	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,186,927.7	$1,145,807	$1,138,264	100.45%
Total investment in platinum	1,186,927.7	$1,145,807	$1,138,264	100.45%
Less liabilities			(5,057)	(0.45)%
Net Assets			$1,133,207	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,716	$2,209	$3,459	$4,396
Total expenses	1,716	2,209	3,459	4,396

Net investment loss	(1,716)	(2,209)	(3,459)	(4,396)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	34	457	91	768
Realized gain on platinum distributed for the redemption of Shares	66	6,484	2,956	16,240
Change in unrealized (loss) on investment in platinum	(89,400)	(163,055)	(65,242)	(27,634)
Total (loss) on investment in platinum	(89,300)	(156,114)	(62,195)	(10,626)

Change in net assets from operations	$(91,016)	$(158,323)	$(65,654)	$(15,022)

Net increase / (decrease) in net assets per Share	$(7.12)	$(11.64)	$(5.18)	$(1.10)

Weighted average number of Shares	12,782,967	13,607,143	12,670,442	13,605,525

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	12,850,000	$1,173,542	13,800,000	$1,524,588
Net investment loss		(1,716)		(2,209)
Realized gain on investment in platinum		100		6,941
Change in unrealized (loss) on investment in platinum		(89,400)		(163,055)
Creations	550,000	49,404	250,000	26,148
Redemptions	(750,000)	(67,570)	(300,000)	(33,465)
Closing balance	12,650,000	$1,064,360	13,750,000	$1,358,948

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	12,700,000	$1,133,207	13,300,000	$1,329,607
Net investment loss		(3,459)		(4,396)
Realized gain on investment in platinum		3,047		17,008
Change in unrealized (loss) on investment in platinum		(65,242)		(27,634)
Creations	1,200,000	112,164	1,150,000	123,371
Redemptions	(1,250,000)	(115,357)	(700,000)	(79,008)
Closing balance	12,650,000	$1,064,360	13,750,000	$1,358,948

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$91.33	$110.48	$89.23	$99.97
Income from investment operations:
Net investment loss	(0.13)	(0.16)	(0.27)	(0.32)
Total realized and unrealized gains or losses on investment in platinum	(7.06)	(11.49)	(4.82)	(0.82)
Change in net assets from operations	(7.19)	(11.65)	(5.09)	(1.14)

Net asset value per Share at end of period	$84.14	$98.83	$84.14	$98.83

Weighted average number of Shares	12,782,967	13,607,143	12,670,442	13,605,525

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	(7.87)%	(10.54)%	(5.70)%	(1.14)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of June 30, 2022, and for the three and six month periods then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

The Trust’s platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust’s platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2022, approximately 2.48% of the Trust’s platinum was held by one or more sub-custodians.

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

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2022	December 31, 2021
Level 1
Investment in platinum	$1,064,886	$1,138,264

There were no transfers between levels during the six months ended June 30, 2022 or the year ended December 31, 2021.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At June 30, 2022, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2021, the Trust had no platinum receivable for the creation of Shares and $4,461,443 of platinum payable for the redemption of Shares.

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

abrdn Platinum ETF Trust

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

The amount of platinum represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of platinum to be delivered or distributed by the Trust. In order to ensure that the correct amount of platinum is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor’s Fee in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of platinum.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2022 or December 31, 2021.

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the three and six months ended June 30, 2022 and 2021 are set out below:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,194,436.5	1,290,494.1
Creations	51,074.2	23,341.8
Redemptions	(69,636.5)	(28,035.1)
Transfers of platinum to pay expenses	(1,799.6)	(1,933.3)
Closing balance	1,174,074.6	1,283,867.5

Investment in platinum
Opening balance	$1,174,131	$1,525,364
Creations	49,404	26,148
Redemptions	(67,570)	(33,465)
Realized gain on platinum distributed for the redemption of Shares	66	6,484
Transfers of platinum to pay expenses	(1,779)	(2,318)
Realized gain on platinum transferred to pay expenses	34	457
Change in unrealized (loss) on investment in platinum	(89,400)	(163,055)
Closing balance	$1,064,886	$1,359,615

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,186,927.7	1,245,573.6
Creations	111,479.8	107,531.7
Redemptions	(120,778.5)	(65,450.4)
Transfers of platinum to pay expenses	(3,554.4)	(3,787.4)
Closing balance	1,174,074.6	1,283,867.5

Investment in platinum
Opening balance	$1,138,264	$1,330,272
Creations	112,164	123,371
Redemptions	(119,818)	(79,008)
Realized gain on platinum distributed for the redemption of Shares	2,956	16,240
Transfers of platinum to pay expenses	(3,529)	(4,394)
Realized gain on platinum transferred to pay expenses	91	768
Change in unrealized (loss) on investment in platinum	(65,242)	(27,634)
Closing balance	$1,064,886	$1,359,615

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

For the three months ended June 30, 2022 and 2021, the Sponsor’s Fee was $1,716,082 and $2,208,292, respectively. For the six months ended June 30, 2022 and 2021, the Sponsor’s Fee was $3,459,174 and $4,396,187, respectively.

At June 30, 2022 and at December 31, 2021, the fees payable to the Sponsor were $525,837 and $595,693, respectively.

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2022 and 2021.

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

abrdn Platinum ETF Trust

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

abrdn Platinum ETF Trust

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

The Quarter Ended June 30, 2022

The Trust’s NAV decreased from $1,173,542,796 at March 31, 2022 to $1,064,359,854 at June 30, 2022, a 9.30% decrease for the quarter. The decrease in the Trust’s NAV resulted from a decrease in the price per ounce of platinum, which fell 7.73% from $983.00 at March 31, 2022 to $907.00 at June 30, 2022. There was a decrease in outstanding Shares, which decreased from 12,850,000 Shares at March 31, 2022 to 12,650,000 Shares at June 30, 2022, as a result of 550,000 Shares (11 Baskets) being created and 750,000 Shares (15 Baskets) being redeemed during the quarter.

The NAV per Share decreased 7.87% from to $91.33 at March 31, 2022 to $84.14 at June 30, 2022. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $1,716,082 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $95.49 at June 6, 2022 was the highest during the quarter, compared with a low of $84.14 at June 30, 2022.

The decrease in net assets from operations for the quarter ended June 30, 2022 was $91,060,395, resulting from a realized gain of $34,281 on the transfer of platinum to pay expenses and a realized gain of $65,987 on platinum distributed for the redemption of Shares, offset by a decrease in unrealized loss on investment in platinum of $89,399,581 and the Sponsor’s Fee of $1,716,082. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2022.

The Six Months Ended June 30, 2022

The Trust’s NAV decreased from $1,133,206,525 at December 31, 2021 to $1,064,359,854 at June 30, 2022, a 6.08% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 5.42% from $959.00 at December 31, 2021 to $907.00 at June 30, 2022, as well as a decrease in outstanding Shares, which fell from 12,700,000 Shares at December 31, 2021 to 12,650,000 Shares at June 30, 2022, as a result of 1,200,000 Shares (24 Baskets) being created and 1,250,000 Shares (25 Baskets) being redeemed.

The NAV per Share decreased 5.70% from $89.23 at December 31, 2021 to $84.14 at June 30, 2022. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $3,459,174 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $106.98 at March 8, 2022 was the highest during the period, compared with a low of $84.14 at June 30, 2022.

The decrease in net assets from operations for the period ended June 30, 2022 was $65,654,123, resulting from a realized gain of $90,718 on the transfer of platinum to pay expenses and a realized gain of $2,956,053 on platinum distributed for the redemption of Shares, offset by a change in unrealized loss on investment in platinum of $65,241,720 and the Sponsor’s Fee of $3,459,174. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2022.

abrdn Platinum ETF Trust

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

abrdn Platinum ETF Trust

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

On February 24, 2022, Russia commenced an invasion of Ukraine. In response to such conflict or for other reasons, governments have imposed and may impose additional economic sanctions against Russia, certain other countries, entities and/or individuals. Economic sanctions and other similar governmental actions could, among other things, prevent or prohibit certain entities or individuals from participating in the bullion and commodities markets or otherwise impact the functioning of those markets. Such actions could affect the value of platinum held by the Fund. Sanctions could also result in countermeasures or retaliatory actions, which may impact the value of platinum. Although it is not possible to predict the impact that any sanctions and retaliatory actions may have on the Fund, such events could significantly harm the value of the Fund’s shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2022:

11 Baskets were created.

15 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
April 2022	4	200,000	0.093
May 2022	9	450,000	0.093
June 2022	2	100,000	0.093
	15	750,000	0.093

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

abrdn Platinum ETF Trust

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

abrdn Platinum ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 5, 2022	/s/ Steven Dunn
Steven Dunn *
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	/s/ Andrea Melia
Andrea Melia *
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.