Form 10-K/A
period 2021-12-31
abrdn Platinum ETF Trust
filed 2022-09-29
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

As of February 24, 2022, Aberdeen Standard Platinum ETF Trust had 12,350,000 Aberdeen Standard Physical Platinum Shares ETF outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 (the “Amendment”) to the Annual Report of the abrdn Platinum ETF Trust (formerly known as Aberdeen Standard Platinum ETF Trust) (the “Registrant”) on Form 10-K for the year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission on March 1, 2022 (the “Original Filing”).  This Amendment is being filed solely to amend the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (the “Certifications”), which were included as Exhibits 31.1 and 32.1, to correct the name and conformed signature of the Registrant’s Chief Executive Officer,  which were incorrect in the Original Filing. Specifically, due to a clerical error, references to Christopher Demetriou, the former Chief Executive Officer, in the conformed copies of the Certifications filed via EDGAR with the Original Filing were not updated to reflect that the signatory had been corrected from Christopher Demetriou to Steven Dunn, the current Chief Executive Officer, on the Certifications that were fully executed on February 28, 2022 and were in the Registrant’s possession at the time of the Original Filing. The corrected conformed copies of such Certifications, each dated February 28, 2022, are filed as Exhibits 31.1 and 32.1 to this Amendment, respectively.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment, the Certifications, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A and are included as Exhibits 31.3, 31.4, 32.3 and 32.4 hereto. Therefore, Part IV, Item 15 of the Original Filing has been amended to reflect the new Certifications described above.

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

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158381 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017 incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1(b)	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Second Amendment to the Allocated Account Agreement effective June 5, 2020, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158381 on December 31, 2009

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second Amendment to the Unallocated Account Agreement effective June 5, 2020, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 relating to the Original Filing

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 relating to the Original Filing

31.3	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to this Annual Report on Form 10-K/A

31.4	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to this Annual Report on Form 10-K/A

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Original Filing

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 relating to the Original Filing

32.3	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to this Annual Report on Form 10-K/A

32.4	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to this Annual Report on Form 10-K/A

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K/A for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

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

abrdn Platinum ETF Trust (formerly known as Aberdeen Standard Platinum ETF Trust)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC (formerly known as Aberdeen Standard Investments ETFs Sponsor LLC)

Date: September 29, 2022	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 29, 2022	/s/ Andrea Melia*
Andrea Melia**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The original executed copy of this Certification will be maintained at the Sponsor's offices and will be made available for inspection upon request.
**

The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC (formerly known as Aberdeen Standard Investments ETFs Sponsor LLC), the Sponsor of the Registrant.