Form 10-Q
period 2022-09-30
abrdn Platinum ETF Trust
filed 2022-11-04
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from______________to______________

Commission File Number: 001-34590

abrdn Platinum ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC
1900 Market Street, Suite 200 Philadelphia, PA (Address of principal executive offices)	19103 (Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Platinum Shares ETF	PPLT	NYSE Arca

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

As of November 2, 2022, abrdn Platinum ETF Trust had 11,750,000 abrdn Physical Platinum Shares ETF outstanding.

abrdn Platinum ETF TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

abrdn Platinum ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022	December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: September 30, 2022: $1,028,177; December 31, 2021: $1,145,807)	$916,795	$1,138,264
Platinum receivable	8,003	—
Total assets	924,798	1,138,264

LIABILITIES
Fees payable to Sponsor	467	596
Platinum payable	4,001	4,461
Total liabilities	4,468	5,057

NET ASSETS(1)	$920,330	$1,133,207

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2022 were 11,500,000 and at December 31, 2021 were 12,700,000. Net asset values per Share at September 30, 2022 and December 31, 2021 were $80.03 and $89.23, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,061,104.8	$1,028,177	$916,795	99.62%
Total investment in platinum	1,061,104.8	$1,028,177	$916,795	99.62%
Other assets less liabilities			3,535	0.38%
Net Assets			$920,330	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,186,927.7	$1,145,807	$1,138,264	100.45%
Total investment in platinum	1,186,927.7	$1,145,807	$1,138,264	100.45%
Less liabilities			(5,057)	(0.45)%
Net Assets			$1,133,207	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,525	$1,985	$4,984	$6,381
Total expenses	1,525	1,985	4,984	6,381

Net investment loss	(1,525)	(1,985)	(4,984)	(6,381)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on platinum transferred to pay expenses	(99)	207	(8)	975
Realized (loss) / gain on platinum distributed for the redemption of Shares	(9,466)	2,855	(6,510)	19,096
Change in unrealized (loss) on investment in platinum	(38,627)	(123,151)	(103,839)	(150,785)
Change in unrealized (loss) gain on unsettled creations or redemptions	(9)	—	(39)	—
Total (loss) on investment in platinum	$(48,201)	$(120,089)	$(110,396)	$(130,714)

Change in net assets from operations	$(49,726)	$(122,074)	$(115,380)	$(137,095)

Net increase / (decrease) in net assets per Share	$(4.12)	$(9.06)	$(9.25)	$(10.11)

Weighted average number of Shares	12,060,326	13,466,848	12,464,835	13,558,791

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	12,650,000	$1,064,360	13,750,000	$1,358,948
Net investment loss		(1,525)		(1,985)
Realized (loss) / gain on investment in platinum		(9,565)		3,062
Change in unrealized (loss) on investment in platinum		(38,627)		(123,151)
Change in unrealized (loss) gain on unsettled creations or redemptions		(9)		—
Creations	100,000	8,012	—	—
Redemptions	(1,250,000)	(102,316)	(600,000)	(56,832)
Closing balance	11,500,000	$920,330	13,150,000	$1,180,042

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	12,700,000	$1,133,207	13,300,000	$1,329,607
Net investment loss		(4,984)		(6,381)
Realized (loss) / gain on investment in platinum		(6,518)		20,071
Change in unrealized (loss) on investment in platinum		(103,839)		(150,785)
Change in unrealized (loss) gain on unsettled creations or redemptions		(39)		—
Creations	1,300,000	120,177	1,150,000	123,371
Redemptions	(2,500,000)	(217,674)	(1,300,000)	(135,841)
Closing balance	11,500,000	$920,330	13,150,000	$1,180,042

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$84.14	$98.83	$89.23	$99.97
Income from investment operations:
Net investment loss	(0.13)	(0.15)	(0.40)	(0.47)
Total realized and unrealized gains or losses on investment in platinum	(3.98)	(8.94)	(8.80)	(9.76)
Change in net assets from operations	(4.11)	(9.09)	(9.20)	(10.23)

Net asset value per Share at end of period	$80.03	$89.74	$80.03	$89.74

Weighted average number of Shares	12,060,326	13,466,848	12,464,835	13,558,791

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	(4.88)%	(9.20)%	(10.31)%	(10.23)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of September 30, 2022, and for the three and nine month period then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

The Trust’s platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust’s platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At September 30, 2022, approximately 2.75% of the Trust’s platinum was held by one or more sub-custodians.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2022	December 31, 2021

Level 1
Investment in platinum	$916,795	$1,138,264

There were no transfers between levels during the nine months ended September 30, 2022 or the year ended December 31, 2021.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At September 30, 2022, the Trust had $8,003,000 of platinum receivable for the creation of shares and $4,001,434 of platinum payable for the redemption of Shares. At December 31, 2021, the Trust had no platinum receivable for the creation of Shares and $4,461,443 of platinum payable for the redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2022 or December 31, 2021.

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the three and nine months ended September 30, 2022 and 2021 are set out below:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,174,074.6	1,283,867.5
Creations	—	—
Redemptions	(111,232.2)	(55,950.1)
Transfers of platinum to pay expenses	(1,737.6)	(1,924.6)
Closing balance	1,061,104.8	1,225,992.8

Investment in platinum
Opening balance	$1,064,886	$1,359,615
Creations	—	—
Redemptions	(98,315)	(56,832)
Realized (loss) / gain on platinum distributed for the redemption of Shares	(9,466)	2,855
Transfers of platinum to pay expenses	(1,584)	(2,063)
Realized (loss) / gain on platinum transferred to pay expenses	(99)	207
Change in unrealized (loss) on investment in platinum	(38,627)	(123,151)
Closing balance	$916,795	$1,180,631

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,186,927.7	1,245,573.6
Creations	111,479.8	107,531.7
Redemptions	(232,010.7)	(121,400.4)
Transfers of platinum to pay expenses	(5,292.0)	(5,712.1)
Closing balance	1,061,104.8	1,225,992.8

Investment in platinum
Opening balance	$1,138,264	$1,330,272
Creations	112,164	123,371
Redemptions	(218,133)	(135,841)
Realized (loss) / gain on platinum distributed for the redemption of Shares	(6,510)	19,096
Transfers of platinum to pay expenses	(5,113)	(6,457)
Realized gain on platinum transferred to pay expenses	(8)	975
Change in unrealized (loss) on investment in platinum	(103,839)	(150,785)
Change in unrealized gain on unsettled creations or redemptions	(30)	—
Closing balance	$916,795	$1,180,631

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

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

For the three months ended September 30, 2022 and 2021, the Sponsor’s Fee was $1,525,048 and $1,985,102, respectively. For the nine months ended September 30, 2022 and 2021, the Sponsor’s Fee was $4,984,222 and $6,381,289, respectively.

At September 30, 2022 and at December 31, 2021, the fees payable to the Sponsor were $466,363 and $595,693, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2022 and 2021.

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

The Quarter Ended September 30, 2022

The Trust’s NAV decreased from $1,064,359,854 at June 30, 2022 to $920,329,794 at September 30, 2022, a 13.53% decrease for the quarter. The decrease in the Trust’s NAV resulted from a decrease in the price per ounce of platinum, which fell 4.74% from $907.00 at June 30, 2022 to $864.00 at September 30, 2022. There was a decrease in outstanding Shares, which decreased from 12,650,000 Shares at June 30, 2022 to 11,500,000 Shares at September 30, 2022, as a result of 100,000 Shares (2 Baskets) being created and 1,250,000 Shares (25 Baskets) being redeemed during the quarter.

The NAV per Share decreased 4.88% from to $84.14 at June 30, to $80.03 at September 30, 2022. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $1,525,048 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $89.64 at August 11, 2022 was the highest during the quarter, compared with a low of $77.07 at July 14, 2022.

The decrease in net assets from operations for the quarter ended September 30, 2022 was $49,725,911, resulting from a realized loss of $99,108 on the transfer of platinum to pay expenses, a realized loss of $9,465,506 on platinum distributed for the redemption of Shares, a decrease in unrealized loss on investment in platinum of $38,636,249 and the Sponsor’s Fee of $1,525,048. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2022.

The Nine Months Ended September 30, 2022

The Trust’s NAV decreased from $1,133,206,525 at December 31, 2021 to $920,329,794 at September 30, 2022, a 18.79% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 9.91% from $959.00 at December 31, 2021 to $864.00 at September 30, 2022, as well as a decrease in outstanding Shares, which fell from 12,700,000 Shares at December 31, 2021 to 11,500,000 Shares at September 30, 2022, as a result of 1,300,000 Shares (26 Baskets) being created and 2,500,000 Shares (50 Baskets) being redeemed.

The NAV per Share decreased 10.31% from $89.23 at December 31, 2021 to $80.03 at September 30, 2022. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $4,984,222 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $106.98 at March 8, 2022 was the highest during the period, compared with a low of $77.07 at July 14, 2022.

abrdn Platinum ETF Trust

The decrease in net assets from operations for the period ended September 30, 2022 was $115,380,190, resulting from a realized loss of $8,390 on the transfer of platinum to pay expenses, a realized loss of $6,509,453 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $103,839,141, a change in unrealized loss on unsettled creations and redemptions of $38,984 and the Sponsor’s Fee of $4,984,222. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2022.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2022, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

abrdn Platinum ETF Trust

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2022:

2 Baskets were created.

25 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
July 2022	10	500,000	0.093
August 2022	4	200,000	0.093
September 2022	11	550,000	0.093
	25	1,250,000	0.093

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

abrdn Platinum ETF Trust

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

abrdn Platinum ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 4, 2022	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	/s/ Andrea Melia*
Andrea Melia**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.