Form 10-K
period 2022-12-31
abrdn Platinum ETF Trust
filed 2023-03-01
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_________________to_________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2022 as reported by the NYSE Arca, Inc. on that date: $1,051,214,975.

As of February 23, 2023, abrdn Platinum ETF Trust had 11,000,000 abrdn Physical Platinum Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Platinum ETF Trust (known as Aberdeen Standard Platinum ETF Trust prior to March 31, 2022) (the “Trust”) is to own platinum transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of platinum bullion. The Trust was formed on December 30, 2009 when an initial deposit of platinum was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is abrdn ETFs Sponsor LLC (known as Aberdeen Standard ETFs Sponsor LLC prior to March 1, 2022) (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value decreased from $1,133,206,525 at December 31, 2021 to $1,096,553,007 at December 31, 2022, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 12,700,000 at December 31, 2021 to 11,500,000 at December 31, 2022.

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

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical platinum bullion, less the Trust's expenses. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in physical platinum. An investment in physical platinum requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical platinum being efficient only in amounts beyond the reach of many investors.

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding platinum bullion. The Shares offer an investment that:

• Easily Accessible and Relatively Cost Effective. Investors can access the platinum bullion market through a traditional brokerage account. The Sponsor believes that investors will be able to more effectively implement strategic and tactical asset allocation strategies that use platinum bullion by using the Shares instead of using the traditional means of purchasing, trading and holding platinum bullion and for many investors, transaction costs related to the Shares will be lower than those associated with the purchase, storage and insurance of physical platinum bullion.

• Exchange Traded and Transparent. The Shares trade on the NYSE Arca, providing investors with an efficient means to implement various investment strategies. The Shares are eligible for margin accounts and are backed by the assets of the Trust and the Trust does not hold or employ any derivative securities. Furthermore, the value of the Trust’s holdings are reported on the Trust’s website daily.

• Minimal Credit Risk. The Shares represent an interest in physical platinum owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole plate of which is held temporarily to effect a creation or redemption of Shares). Physical platinum of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the platinum temporarily being held in an unallocated platinum account with the Custodian, the physical platinum of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Platinum held in the Trust’s unallocated platinum account and any Authorized Participant’s unallocated platinum account is not segregated from the Custodian’s assets...” This contrasts with most other financial products that gain exposure to platinum through the use of derivatives that are subject to counterparty and credit risks.

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

PGMs are found primarily in South Africa and Russia. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the largest producer of palladium and most production is concentrated in the Norilsk region. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 84% of platinum supply in 2021.

World Platinum Supply and Demand 2012-2021

The following table sets forth a summary of the world platinum supply and demand from 2012 to 2021 and is based on information reported by Johnson Matthey, PGM Market Report.

(thousands of ounces)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Supply
South Africa	4,110	4,208	3,546	4,572	4,392	4,450	4,467	4,344	3,222	4,611
Russia	801	736	700	670	714	720	687	721	699	638
North America	306	318	340	339	370	368	346	360	331	276
Zimbabwe	337	410	401	400	489	466	474	451	482	465
Others	126	174	167	158	162	157	152	154	202	207
Total Supply	5,680	5,846	5,154	6,139	6,127	6,161	6,126	6,030	4,936	6,197

Demand by Application
Autocatalyst	3,158	2,937	3,062	3,273	3,339	3,061	2,815	2,598	2,045	2,353
Chemical	452	522	576	502	477	453	654	665	616	638
Dental & Biomedical	223	217	214	215	218	238	241	254	233	251
Electrical & Electronics	176	219	225	228	232	224	228	214	221	266
Glass	153	102	143	227	247	314	501	441	476	913
Investment	450	871	277	451	620	361	67	1,131	1,022	(28)
Jewelry	2,783	2,984	2,839	2,746	2,413	2,385	2,258	2,073	1,656	1,478
Petroleum	112	146	172	140	186	228	379	258	335	236
Pollution Control	—	—	—	—	—	184	196	192	176	199
Other	395	419	468	494	535	530	531	542	417	446
Total Gross Demand	7,902	8,417	7,976	8,276	8,267	7,978	7,870	8,368	7,197	6,752

Recycling
Autocatalyst	(1,120)	(1,199)	(1,255)	(1,136)	(1,132)	(1,249)	(1,332)	(1,389)	(1,154)	(1,235)
Electrical	(22)	(24)	(28)	(30)	(32)	(35)	(38)	(40)	(38)	(44)
Jewellery	(895)	(790)	(762)	(574)	(738)	(746)	(699)	(663)	(510)	(380)
Total Recycling	(2,037)	(2,013)	(2,045)	(1,740)	(1,902)	(2,030)	(2,069)	(2,092)	(1,702)	(1,659)

Total Net Demand	5,865	6,404	5,931	6,536	6,365	5,948	5,801	6,276	5,495	5,093

Movements in Stocks	(185)	(558)	(777)	(397)	(238)	213	325	(246)	(559)	1,104

Source: Johnson Matthey PGM Market Reports (2012 - 2022).

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing over 74% of total mine supply in 2021. Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 12.1% of total mine supply over the past ten years. Scrap supply from recycling of autocatalyst and other sources have accounted for about 25% over the last 10 years.

Over the past decade, jewelry demand for platinum peaked at 35.6% of total demand in 2014. Jewelry demand has since declined to 21.9% of total demand in 2021, following a consistent downward trend. Autocatalyst demand for platinum accounted for nearly 35% of total demand at the end of 2021. Following two consecutive years of growth, investment demand fell from a high of 14.2% in 2020 into negative territory in 2021 at (0.41%). Glass demand more than doubled in 2021, reaching a high of 13.52% of total demand. China accounted for more than 43% of the year over year increase, as Chinese glass companies purchased record amounts of platinum for current and future expansion projects. Previously tracked under Autocatalyst demand, since 2017 pollution control demand has increased from 2.31% to 2.95% of total demand. Pollution control demand captures the production demand of non-road vehicles such as agricultural equipment and industrial machinery as well as small engines and stationary source emissions control in factories, which use technology that is similar to autocatalysts.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 31, 2012 to December 31, 2022 and is based on information provided by Bloomberg:

Source: Bloomberg, abrdn. Chart data from 12/31/2012 to 12/31/2022. Platinum Price = PLTMLNPM Index.

In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for more than 72% of the world’s supply of platinum. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa’s economy and its currency the South African Rand weighed on platinum prices throughout 2017, and platinum continued to fall in 2018 driven by lackluster investor sentiment, a stronger US dollar, weaker diesel demand and rising mine supply. Platinum prices bounced back, rising 19.9% to $952 per ounce at the end of 2019. After seeing the price fall as low as $593 per ounce on March 19, 2020, platinum rebounded from pandemic lows and finished the year at $1,068 per ounce. The steep climb in palladium price has led some investors to conclude that platinum appears under-valued, in view of its potential to substitute for palladium in automotive applications in the future. Additionally, the outlook for mining in South Africa is increasingly uncertain, with producers facing steep increases in electricity prices, periodic disruption to power supplies and a risk of industrial action during forthcoming wage negotiations. Similarly to other precious metals, platinum took a back seat to risky assets during 2021 as it returned -10% (as of December 31, 2021). The autocatalyst market took a major step back in 2020, largely related to the pandemic, which was a major reason for the negative price performance in 2021.

The price of Platinum reached as high as $1,151 per ounce on March 8, 2022, as Russian’s invasion of Ukraine, production bottlenecks and supply constraints pushed prices higher. However, while each of the precious metals (Gold, Silver, Palladium) saw prices fluctuate throughout the year, Platinum’s volatility was much more pronounced within the first quarter as the price fell roughly 15% by March 31st, to close the first quarter at $983 per ounce. Aggressive interest rate hikes by the U.S. Federal Reserve, a strong U.S. Dollar and risks of diminishing global economic growth exerted additional pressure on prices, as the price of platinum fell as low as $831 per ounce on July 14th, 2022. Through the end of the year, increasing autocatalyst demand and a growing substitution of platinum for palladium contributed to ongoing physical market tightness, despite a global surplus, which saw the price of platinum increase roughly 24% from July 14th through December 31st. As a result of the rally to end the year, Platinum was the strongest performing precious metal in 2022, as the spot price increased 7.5% to $1,031/oz. during the year.

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

Since December 1, 2014, the LME has been administering the operation of an electronic platinum bullion price fixing systems (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the International Organization of Securities Commissions’ (IOSCO) Principles for Financial Benchmarks, (the “IOSCO Principles”).

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

Futures Exchanges

The most significant platinum futures exchanges are the COMEX, a designated contract market within the CME Group, a designated contract market within the CME Group, and the Tokyo Commodity Exchange, Inc. (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and launched platinum futures in 1956, followed with options in 1990. The TOCOM has been trading platinum since 1984. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the platinum represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX trades platinum futures almost continuously (with one short break in the evening) through its CME Globex electronic trading system and clears through its central clearing system. On June 6, 2003, the TOCOM adopted a similar clearing system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

Market Regulation

The global platinum markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LPPM falls under the authority of the Financial Conduct Authority ("FCA") as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

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

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of platinum bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX and the London and Zurich platinum markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global platinum markets is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

The Sponsor’s Fee for the year ended December 31, 2022 was $6,556,049 (December 31, 2021: $8,241,060; December 31, 2020: $5,187,040).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each delivery or sale of platinum by the Trust to pay the Sponsor's Fee or other Trust expenses will be a taxable event to Shareholders.

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

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Scotia Capital (USA) LLC, UBS Securities LLC, Virtu Americas, LLC and Mizuho Securities USA LLC have each signed an Authorized Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants will only be able to redeem their Shares through an Authorized Participant.

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

In the event that there is not sufficient platinum in the Trust Allocated Account in London to satisfy loco London redemptions, the Custodian shall cause the Zurich Sub-Custodian to de-allocate sufficient platinum held in the Trust Allocated Account in Zurich and cause a transfer of platinum from the Trust Unallocated Account maintained by the Custodian in Zurich to the Authorized Participant Unallocated Account maintained in London. Likewise, in the event that there is not sufficient platinum in the Trust Allocated Account in Zurich to satisfy loco Zurich redemptions, the Custodian will initiate the reverse procedure to transfer platinum from London to Zurich. These transfers between London and Zurich unallocated accounts will generally occur pursuant to loco swap arrangements and will not expose the Authorized Participant or the Trust to any additional expense. The Custodian has assumed the responsibility and expenses for loco swap transfers and shall bear any risk of loss related to the platinum being transferred. If no loco swap counterparty is available, the Custodian shall arrange, at its own expense and risk, for the physical transportation of platinum between the Zurich Sub-Custodian's Zurich vault premises and the Custodian's London vault premises. If such a loco swap or physical transfer is necessary to effect a loco London or loco Zurich redemption, the settlement of loco London or loco Zurich redemption deliveries may be delayed more than two, but not more than five, business days. The Custodian, in its sole discretion, has the right to limit the location where Authorized Participants can elect to receive delivery of platinum to either loco London or loco Zurich.

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

Acting on standing instructions given by the Trustee, the Custodian will transfer the platinum deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring platinum plates and ingots from its inventory or the inventory of the Zurich Sub-Custodian to the Trust Allocated Account. The Custodian uses commercially reasonable efforts to complete the transfer of platinum to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the platinum deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated platinum to the extent of that platinum deposit amount until the Custodian completes the allocation process or the Zurich Sub-Custodian completes the allocation process for the Custodian. See “Risk Factors—Platinum held in the Trust’s unallocated platinum account and any Authorized Participant’s unallocated platinum account is not segregated from the Custodian’s assets.....”

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

The Sponsor

The Trust's Sponsor is abrdn ETFs Sponsor LLC (known as Aberdeen Standard Investments ETFs Sponsor LLC prior to March 1, 2022 and ETF Securities USA LLC prior to October 1, 2018), a Delaware limited liability company formed on June 17, 2009.

The Sponsor’s office is located at c/o Aberdeen Standard Investments ETFs Sponsor LLC, 1900 Market Street, Suite 200, Philadelphia, PA 19103. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022) a Delaware corporation. As a result of the sale, abrdn Inc. became the sole member of the Sponsor. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn plc, which together with its affiliates and subsidiaries, is collectively referred to as “abrdn.” Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Trust's auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust's platinum and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian's facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust's platinum or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the platinum and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of June 30, 2022 and December 31, 2022.

There can be no guarantee that the Sponsor or the Trust's auditors and inspectors will be able to perform physical inspections of the Trust's platinum as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian or a sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust's auditors and inspectors, from performing a physical inspection of the Trust's platinum on a desired date. In those situations, the Sponsor or the Trust's auditors and inspectors may seek to verify the platinum held by the Trust by alternate means, including through virtual inspections of the Trust's platinum and/or a review of pertinent records.

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

The Custodian is the custodian of the physical platinum credited to Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the physical platinum credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records, and requires the Zurich Sub-Custodian to also segregate the physical platinum of the Trust that it holds from the other platinum held by it for other customers of the Custodian and the Zurich Sub-Custodian’s other customers. The Custodian requires the Zurich Sub-Custodian to identify in its books and records the Trust as having the rights to the physical platinum credited to its Trust Allocated Account. Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may inspect the vaults of the Custodian and the Zurich Sub-Custodian. See “Inspection of Platinum”.

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of platinum in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian will or will require the Zurich Sub-Custodian to allocate platinum deposited in unallocated form with the Trust by selecting plates or ingots of platinum for deposit to the Trust Allocated Account. All physical platinum allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM, and the Custodian must replace any non-conforming platinum with conforming platinum as soon as practical upon a determination by the Custodian any platinum is non-conforming.

The process of withdrawing platinum from the Trust for a redemption of a Basket follows the same general procedure as for depositing platinum with the Trust for a creation of a Basket, only in reverse. Each transfer of platinum between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of platinum being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of platinum held in the Trust Unallocated Account as of the close of each business day. See "Creation and Redemption of Shares.”

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

• An individual who is a citizen or resident of the United States;

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

Shareholders will be required to recognize gain or loss upon a sale of platinum by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026 and thereafter generally are (i) deductible only to the extent that the aggregate of a Shareholder's miscellaneous itemized deductions exceeds 2% of such Shareholder's adjusted gross income for federal income tax purposes, (ii) not deductible for the purposes of the alternative minimum tax and (iii) are subject to the overall limitation on itemized deductions under the Code.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying platinum for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851. In administrative guidance, the IRS stated that it will no longer issue rulings under Code section 851(b) relating to the determination of whether or not an instrument or position is a “security”, but, instead, intends to defer to guidance from the SEC for such determination.

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

Several factors may have the effect of causing a decline in the prices of platinum and a corresponding decline in the price of Shares. Among them:

●	A significant increase in platinum hedging activity by platinum producers. Should there be an increase in the level of hedge activity of platinum producing companies, it could cause a decline in world platinum prices, adversely affecting the price of the Shares.

●	A significant change in the attitude of speculators, investors and central banks towards platinum. Should the speculative community take a negative view towards platinum or central banking authorities determine to sell national platinum reserves, either event could cause a decline in world platinum prices, negatively impacting the price of the Shares.

●	A widening of interest rate differentials between the cost of money and the cost of platinum could negatively affect the price of platinum which, in turn, could negatively affect the price of the Shares.

●	A combination of rising money interest rates and a continuation of the current low cost of borrowing platinum could improve the economics of selling platinum forward. This could result in an increase in hedging by platinum mining companies and short selling by speculative interests, which would negatively affect the price of platinum. Under such circumstances, the price of the Shares would be similarly affected.

●	Autocatalysts, automobile components that use platinum, accounted for approximately 35% of the net global demand in platinum in 2021. While the automotive sector in China and the US is showing signs of recovery, the European market is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand.

●	A decline in the global automotive industry may impact the price of platinum and affect the price of the Shares.

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

Autocatalysts, automobile components for emissions control that use platinum, accounted for approximately 35% of the global demand in platinum in 2021. Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand. A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of platinum and affect the price of the Shares.

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

•	Investors’ expectations with respect to the rate of inflation;

•	Currency exchange rates;

•	Interest rates;

•	Investment and trading activities of hedge funds and commodity funds;

•	Global or regional political, economic or financial events and situations; and

•	A significant change in investor interest, including in response to online campaigns or other activities specifically targeting investments in platinum.

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

The Trustee sells platinum held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current platinum prices. The Trust is not actively managed and no attempt will be made to buy or sell platinum to protect against or to take advantage of fluctuations in the price of platinum. Consequently, the Trust’s platinum may be sold at a time when the platinum price is low, resulting in the sale of more platinum than would be required if the Trust sold when prices were higher. The sale of the Trust’s platinum to pay expenses not assumed by the Sponsor, or unexpected liabilities affecting the Trust, at a time of low platinum prices could adversely affect the value of the Shares.

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

The Trust Agreement places no limit on the amount of platinum the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum. The global market for platinum is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2017 to 2021, world platinum mine supply averaged 5.9 million ounces, while world demand averaged 7.6 million ounces. If the amount of platinum acquired by the Trust is large enough in relation to global platinum supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum unrelated to other factors affecting the global market for platinum. Such an impact could affect the price for platinum that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

The amount of platinum represented by each Share decreases each day by the Sponsor’s Fee. In addition, although the Sponsor has agreed to assume all organizational and certain administrative and marketing expenses incurred by the Trust (the Trustee's monthly fee and out-of-pocket expenses, the Custodian's fee and reimbursement of the Custodian's expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses), in exceptional cases certain Trust expenses may need to be paid by the Trust. Because the Trust does not have any income, it must either make payments in-kind by deliveries of platinum (as is the case with the Sponsor’s Fee) or it must sell platinum to obtain cash (as in the case of any exceptional expenses).  The result of these sales of platinum and recurring deliveries of platinum to pay the Sponsor’s Fee in-kind is a decrease in the amount of platinum represented by each Share. New deposits of platinum, received in exchange for new Shares issued by the Trust, will not reverse this trend.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s platinum on a temporary basis pending delivery to the Custodian. The Custodian has selected UBS AG as the sub-custodian for platinum. The Custodian may also use LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian selects the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust's allocated platinum to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s platinum from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

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

The Custodian, the Trustee, the Marketing Agent, and the Sponsor depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in a loss of information and adversely impact their ability to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, their security measures may not be adequate to protect against all cybersecurity threats.

War, a major terrorist attack and other geopolitical events, including but not limited to the war between Russia and Ukraine, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown may cause volatility in the price of Bullion due to the importance of a country or region to the Bullion markets, market access restrictions imposed on some local Bullion producers and refiners, potential impacts to global transportation and shipping and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility.

The operations of the Trust, the exchanges, brokers and counterparties with which the Trust does business, and the markets in which the Trust does business, could be severely disrupted in the event of war, a major terrorist attack and other geopolitical events, including but not limited to, the war between Russia and Ukraine, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown. Such events may cause volatility in the price of Bullion due to the importance of a country or region to the Bullion markets, market access restrictions imposed on some local Bullion producers and refiners, or potential impacts to global transportation, shipping, and other supply chain disruptions.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia's actions, the larger overarching tensions, and Ukraine's military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of platinum and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine's borders, could disturb the Bullion markets. Russia is one of the world's largest producers of gold, palladium, platinum and silver. On March 7, 2022, the LBMA suspended its accreditation of six Russian refiners of gold and silver, and, on April 8, 2022, the LPPM suspended its accreditation of two Russian refiners of platinum and palladium. The LBMA and LPPM each stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust’s Shares have been listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2022 and 2021:

Fiscal Year Ended December 31, 2022: Quarter Ended

	High	Low
March 31, 2022	$107.64	$87.98
June 30, 2022	$95.41	$83.10
September 30, 2022	$89.29	$76.76
December 31, 2022	$99.28	$81.95

Fiscal Year Ended December 31, 2021: Quarter Ended

	High	Low
March 31, 2021	$119.43	$96.94
June 30, 2021	$117.62	$97.51
September 30, 2021	$106.40	$85.27
December 31, 2021	$101.54	$85.71

The number of outstanding Shares of the Trust as of February 23, 2023 was 11,000,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2022	$89.29	$78.26
September 2022	$85.52	$76.76
October 2022	$89.06	$81.95
November 2022	$96.28	$85.40
December 2022	$99.28	$90.74
January 2023	$101.09	$93.41

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2022 and 2021:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2022	200,000	0.093
February 2022	150,000	0.093
March 2022	150,000	0.093
April 2022	200,000	0.093
May 2022	450,000	0.093
June 2022	100,000	0.093
July 2022	500,000	0.093
August 2022	200,000	0.093
September 2022	550,000	0.093
October 2022	100,000	0.093
November 2022	400,000	0.093
December 2022	—	—
Total	3,000,000	0.093

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2021	50,000	0.094
February 2021	350,000	0.094
March 2021	—	—
April 2021	300,000	0.093
May 2021	—	—
June 2021	—	—
July 2021	150,000	0.093
August 2021	250,000	0.093
September 2021	200,000	0.093
October 2021	—	—
November 2021	50,000	0.093
December 2021	550,000	0.093
Total	1,900,000	0.093

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

Introduction

The abrdn Platinum ETF Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and abrdn EFTs Sponsor LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of platinum bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PPLT.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding platinum price (per 1/10 of an oz. of platinum) since inception:

NAV per Share vs. 1/10th Platinum Price from December 30, 2009 (the Date of Inception) to December 31, 2022

The divergence of the NAV per Share from the platinum price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of platinum bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of the our accounting policies.

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

	December 31, 2022	December 31, 2021	December 31, 2020
(Amounts in 000’s of US$)
Investment in platinum - cost	$1,028,086	$1,145,807	$1,181,607
Unrealized gain/(loss) on investment in platinum	69,021	(7,543)	148,665
Investment in platinum - fair value	$1,097,107	$1,138,264	$1,330,272

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Trust's auditors and inspectors may, only up to twice a year, visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust's platinum and certain related records maintained by the Custodian. Under the Allocated Account Agreement, the Custodian agreed to procure similar inspection rights from the Zurich Sub-Custodian. Any such inspection rights with respect to the Zurich Sub-Custodian are expected to be granted in accordance with the normal course of dealing between the Custodian and the Zurich Sub-Custodian. Visits by auditors and inspectors to the Zurich Sub-Custodian's facilities will be arranged through the Custodian. Other than with respect to the Zurich Sub-Custodian, the Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust's platinum or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the platinum and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of June 30, 2022 and December 31, 2022.

There can be no guarantee that the Sponsor or the Trust's auditors and inspectors will be able to perform physical inspections of the Trust's platinum as planned. Local policies, regulations, or ordinances, as well as polices or restrictions adopted by the Custodian or a sub-custodian, may temporarily prevent, or otherwise impair the ability of, the Sponsor or the Trust's auditors and inspectors, from performing a physical inspection of the Trust's platinum on a desired date. In those situations, the Sponsor or the Trust's auditors and inspectors may seek to verify the platinum held by the Trust by alternate means, including through virtual inspections of the Trust's platinum and/or a review of pertinent records.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2022 and 2021, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in 000’s of US$)
Total gain/(loss) on platinum	$70,019	$(136,599)	$180,104
Net change in assets from operations	$63,463	$(144,840)	$174,917
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust plus any platinum receivable on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2022

The Trust’s NAV decreased from $1,133,206,525 at December 31, 2021 to $1,096,553,007 at December 31, 2022, a 3.23% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares, which fell from 12,700,000 at December 31, 2021 to 11,500,000 at December 31, 2022, a result of 1,800,000 Shares (36 Baskets) being created and 3,000,000 Shares (60 Baskets) being redeemed during the year. There was an increase in the price per ounce of platinum, which rose 7.51% from $959.00 at December 31, 2021 to $1,031.00 at December 31, 2022.

The NAV per Share increased 6.86% from $89.23 at December 31, 2021 to $95.35 at December 31, 2022. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was $6,556,049 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $106.98 at March 8, 2022 was the highest during the year, compared with a low of $77.07 at July 14, 2022.

The increase in net assets from operations for the year ended December 31, 2022 was $63,462,524, resulting from a change in unrealized gain on investment in platinum of $76,534,694, offset by a realized loss of $88,492 on the transfer of platinum to pay expenses, a realized loss of $6,427,899 on platinum distributed for the redemption of Shares, and the Sponsor’s Fees of $6,556,049. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2022

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,743	$1,716	$1,525	$1,572	$6,556
Total expenses	1,743	1,716	1,525	1,572	6,556

Net investment loss	(1,743)	(1,716)	(1,525)	(1,572)	(6,556)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	56	34	(99)	(79)	(88)
Realized gain / (loss) on platinum distributed for the redemption of Shares	2,890	66	(9,466)	82	(6,428)
Change in unrealized gain / (loss) on investment in platinum	24,158	(89,400)	(38,627)	180,404	76,535
Change in unrealized gain / (loss) on unsettled creations or redemptions	—	—	(9)	9	—
Total gain / (loss) on investment in platinum	27,104	(89,300)	(48,201)	180,416	70,019

Change in net assets from operations	$25,361	$(91,016)	$(49,726)	$178,844	$63,463

Net increase / (decrease) in net assets per Share	$2.02	$(7.12)	$(4.12)	$15.54	$5.19

Weighted average number of Shares	12,556,667	12,782,967	12,060,326	11,509,239	12,223,973

Year Ended December 31, 2021

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$2,188	$2,209	$1,985	$1,859	$8,241
Total expenses	2,188	2,209	1,985	1,859	8,241

Net investment loss	(2,188)	(2,209)	(1,985)	(1,859)	(8,241)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	311	457	207	74	1,049
Realized gain / (loss) on platinum distributed for the redemption of Shares	9,757	6,484	2,855	(536)	18,560
Change in unrealized gain / (loss) on investment in platinum	135,421	(163,055)	(123,151)	(5,393)	(156,178)
Change in unrealized loss on unsettled creations or redemptions	—	—	—	(30)	(30)
Total gain / (loss) on investment in platinum	145,489	(156,114)	(120,089)	(5,885)	(136,599)

Change in net assets from operations	$143,301	$(158,323)	$(122,074)	$(7,744)	$(144,840)

Net increase / (decrease) in net assets per Share	$10.53	$(11.64)	$(9.06)	$(0.59)	$(10.77)

Weighted average number of Shares	13,603,889	13,607,143	13,466,848	13,195,652	13,446,986

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2022, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2022. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2022.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Platinum ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Platinum ETF Trust's (known as Aberdeen Standard Platinum ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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
February 28, 2023

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

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

In connection with her retirement, Andrea Melia has resigned as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Ms. Melia has served as Principal Financial Officer of the Registrant.

Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Mr. Kordeck will serve as Principal Financial Officer of the Registrant.

Brian Kordeck, age 44, joined abrdn Inc. (the parent company of the Sponsor) as a Senior Fund Administrator in 2013 and is currently a Senior Product Manager with the company. Prior to joining abrdn Inc., Mr. Kordeck held financial reporting manager roles at the Bank of New York Mellon and The Investment Fund for Foundations. Mr. Kordeck began his career as an auditor with PricewaterhouseCoopers LLP, focusing on the investment management industry. Mr. Kordeck holds a BS in Business Administration from La Salle University.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Audit fees – KPMG	$77,250	77,250
Audit related fees - KPMG	—	10,000
	$77,250	$87,250

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

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158381 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement effective October 1, 2018, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

4.2	Form of Authorized Participant Agreement, effective as of September 5, 2017 incorporated by reference to Exhibit 4.2 filed with the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1(b)	Amendment to the Allocated Account Agreement effective October 1, 2018, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Second Amendment to the Allocated Account Agreement effective June 5, 2020, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158381 on December 31, 2009

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second Amendment to the Unallocated Account Agreement effective June 5, 2020, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement effective as of October 1, 2018

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN PLATINUM ETF TRUST
Financial Statements as of December 31, 2022
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Platinum ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Platinum ETF Trust (known as Aberdeen Standard Platinum ETF Trust prior to March 31, 2022) (the Trust), including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the platinum holdings

As presented on the December 31, 2022 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in platinum is $1,097,107 thousand, representing 100.05% of the Trust’s net assets, and 1,064,119 ounces of platinum holdings. The investment in platinum was held by a third-party custodian or sub-custodian (collectively, the custodian).

We identified the evaluation of the evidence pertaining to the existence of the platinum holdings as a critical audit matter. Given the nature and volume of the platinum holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of platinum held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of platinum held to the custodian’s records, (2) the approval of platinum deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s platinum holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s platinum holdings held by the custodian as of December 31, 2022. We compared the total ounces on such schedule to the Trust’s record of platinum holdings. We also attended and observed a part of the physical counts of the Trust’s platinum holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York

February 28, 2023

abrdn Platinum ETF Trust

Statements of Assets and Liabilities

At December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: December 31, 2022: $1,028,086; December 31, 2021: $1,145,807)	$1,097,107	$1,138,264
Total assets	1,097,107	1,138,264

LIABILITIES
Fees payable to Sponsor	554	596
Platinum payable	—	4,461
Total liabilities	554	5,057

NET ASSETS(1)	$1,096,553	$1,133,207

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2022 were 11,500,000 and at December 31, 2021 were 12,700,000. Net asset values per Share at December 31, 2022 and December 31, 2021 were $95.35 and $89.23, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At December 31, 2022 and 2021

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,064,119.5	$1,028,086	$1,097,107	100.05%
Total investment in platinum	1,064,119.5	$1,028,086	$1,097,107	100.05%
Less liabilities			(554)	(0.05)%
Net Assets			$1,096,553	100.00%

	December 31, 2021
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,186,927.7	$1,145,807	$1,138,264	100.45%
Total investment in platinum	1,186,927.7	$1,145,807	$1,138,264	100.45%
Less liabilities			(5,057)	(0.45)%
Net Assets			$1,133,207	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations

For the years ended December 31, 2022, 2021, and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$6,556	$8,241	$5,187
Total expenses	6,556	8,241	5,187
Net investment loss	(6,556)	(8,241)	(5,187)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on platinum transferred to pay expenses	(88)	1,049	(522)
Realized (loss) / gain on platinum distributed for the redemption of Shares	(6,458)	18,560	(13,309)
Change in unrealized gain / (loss) on investment in platinum	76,535	(156,178)	193,935
Change in unrealized (loss) on unsettled creations or redemptions	30	(30)	—
Total gain / (loss) on investment in platinum	70,019	(136,599)	180,104

Change in net assets from operations	$63,463	$(144,840)	$174,917

Net increase / (decrease) in net assets per Share	$5.19	$(10.77)	$16.96

Weighted average number of Shares	12,223,973	13,446,986	10,311,475

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	12,700,000	$1,133,207
Net investment loss		(6,556)
Realized (loss) on investment in platinum		(6,546)
Change in unrealized gain on investment in platinum		76,535
Change in unrealized gain on unsettled creations or redemptions		30
Creations	1,800,000	162,838
Redemptions	(3,000,000)	(262,955)
Closing balance at December 31, 2022	11,500,000	$1,096,553

	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	13,300,000	$1,329,607
Net investment loss		(8,241)
Realized gain on investment in platinum		19,609
Change in unrealized (loss) on investment in platinum		(156,178)
Change in unrealized (loss) on unsettled creations or redemptions		(30)
Creations	1,300,000	137,616
Redemptions	(1,900,000)	(189,176)
Closing balance at December 31, 2021	12,700,000	$1,133,207

	Year Ended December 31, 2020
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2020	7,950,000	$712,719
Net investment loss		(5,187)
Realized (loss) on investment in platinum		(13,831)
Change in unrealized gain on investment in platinum		193,935
Creations	7,050,000	586,640
Redemptions	(1,700,000)	(144,669)
Closing balance at December 31, 2020	13,300,000	$1,329,607

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights

For the years ended December 31, 2022, 2021 and 2020

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$89.23	$99.97	$89.65
Income from investment operations:
Net investment loss	(0.54)	(0.61)	(0.50)
Total realized and unrealized gains or losses on investment in platinum	6.66	(10.13)	10.82
Change in net assets from operations	6.12	(10.74)	10.32

Net asset value per Share at end of period	$95.35	$89.23	$99.97

Weighted average number of Shares	12,223,973	13,446,986	10,311,475

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	6.86%	(10.74)%	11.51%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Notes to the Financial Statements

1.       Organization

The abrdn Platinum ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds platinum and issues abrdn Physical Platinum Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of abrdn Inc. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn (formerly known as Standard Life Aberdeen) plc. The Trust is governed by the Trust Agreement.

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

The Trust's platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust's platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2022, approximately 2.74% of the Trust’s platinum was held by one or more sub-custodians.

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

abrdn Platinum ETF Trust

Notes to the Financial Statements

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

abrdn Platinum ETF Trust

Notes to the Financial Statements

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2022	December 31, 2021

Level 1
Investment in platinum	$1,097,107	$1,138,264

There were no transfers between levels during the years ended December 31, 2022 and 2021.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At December 31, 2022, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2021, the Trust had no platinum receivable for the creation of Shares and $4,461,443 of platinum payable for the redemption of Shares.

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

abrdn Platinum ETF Trust

Notes to the Financial Statements

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2022 or December 31, 2021.

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the years ended December 31, 2022 and 2021 are set out below:

	Year Ended December 31, 2022	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,186,927.7	1,245,573.6
Creations	167,029.4	121,497.6
Redemptions	(282,927.6)	(172,588.0)
Transfers of platinum to pay expenses	(6,910.0)	(7,555.5)
Closing balance	1,064,119.5	1,186,927.7

Investment in platinum
Opening balance	$1,138,264	$1,330,272
Creations	162,838	137,616
Redemptions	(267,416)	(184,715)
Realized (loss) / gain on platinum distributed for the redemption of Shares	(6,458)	18,560
Transfers of platinum to pay expenses	(6,598)	(8,310)
Realized (loss) / gain on platinum transferred to pay expenses	(88)	1,049
Change in unrealized gain / (loss) on investment in platinum	76,535	(156,178)
Change in unrealized gain / (loss) on unsettled creations or redemptions	30	(30)
Closing balance	$1,097,107	$1,138,264

2.7.    Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of platinum to the Sponsor.

The Trust will transfer platinum to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.60% of the adjusted daily net asset value (“ANAV”) of the Trust, paid monthly in arrears.

abrdn Platinum ETF Trust

Notes to the Financial Statements

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

For the year ended December 31, 2022, 2021 and 2020, the Sponsor’s Fee was $6,556,049, $8,241,060 and $5,187,040, respectively.

At December 31, 2022 and at December 31, 2021, the fees payable to the Sponsor were $554,247 and $595,693, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2022 and 2021.

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

2.8.    Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. In connection with her retirement, Andrea Melia has resigned as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Ms. Melia has served as Principal Financial Officer of the Registrant. Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, to be effective on February 28, 2023, immediately after the filing of this report. Mr. Kordeck will serve as Principal Financial Officer of the Registrant.

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

abrdn Platinum ETF Trust

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

abrdn ETFs Sponsor LLC

Date: February 28, 2023	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2023	/s/ Andrea Melia*
Andrea Melia **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.