Form 10-Q
period 2023-06-30
abrdn Platinum ETF Trust
filed 2023-08-09
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _______________________ to _______________________

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

As of August 7, 2023, abrdn Platinum ETF Trust had 10,700,000 abrdn Physical Platinum Shares ETF outstanding.

abrdn Platinum ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

abrdn Platinum ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023	December 31, 2022
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: June 30, 2023: $962,369; December 31, 2022: $1,028,086)	$889,578	$1,097,107
Platinum receivable	4,150	—
Total assets	893,728	1,097,107

LIABILITIES
Fees payable to Sponsor	436	554
Total liabilities	436	554

NET ASSETS(1)	$893,292	$1,096,553

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2023 were 10,800,000 and at December 31, 2022 were 11,500,000. Net asset values per Share at June 30, 2023 and December 31, 2022 were $82.71 and $95.35, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At June 30, 2023 (Unaudited) and December 31, 2022

	June 30, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	991,740.9	$962,369	$889,578	99.58%
Total investment in platinum	991,740.9	$962,369	$889,578	99.58%
Other assets less liabilities			3,714	0.42%
Net Assets			$893,292	100.00%

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	1,064,119.5	$1,028,086	$1,097,107	100.05%
Total investment in platinum	1,064,119.5	$1,028,086	$1,097,107	100.05%
Less liabilities			(554)	(0.05)%
Net Assets			$1,096,553	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,459	$1,716	$2,971	$3,459
Total expenses	1,459	1,716	2,971	3,459

Net investment loss	(1,459)	(1,716)	(2,971)	(3,459)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	83	34	157	91
Realized gain on platinum distributed for the redemption of Shares	4,630	66	9,400	2,956
Change in unrealized (loss) on investment in platinum	(86,275)	(89,400)	(141,813)	(65,242)
Total (loss) on investment in platinum	(81,562)	(89,300)	(132,256)	(62,195)

Change in net assets from operations	$(83,021)	$(91,016)	$(135,227)	$(65,654)

Net increase / (decrease) in net assets per Share	$(7.85)	$(7.12)	$(12.52)	$(5.18)

Weighted average number of Shares	10,569,780	12,782,967	10,804,972	12,670,442

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	10,600,000	$960,293	12,850,000	$1,173,542
Net investment loss		(1,459)		(1,716)
Realized gain on investment in platinum		4,713		100
Change in unrealized (loss) on investment in platinum		(86,275)		(89,400)
Creations	650,000	60,878	550,000	49,404
Redemptions	(450,000)	(44,858)	(750,000)	(67,570)
Closing balance	10,800,000	$893,292	12,650,000	$1,064,360

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	11,500,000	$1,096,553	12,700,000	$1,133,207
Net investment loss		(2,971)		(3,459)
Realized gain on investment in platinum		9,557		3,047
Change in unrealized (loss) on investment in platinum		(141,813)		(65,242)
Creations	850,000	79,891	1,200,000	112,164
Redemptions	(1,550,000)	(147,925)	(1,250,000)	(115,357)
Closing balance	10,800,000	$893,292	12,650,000	$1,064,360

abrdn Platinum ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$90.59	$91.33	$95.35	$89.23
Income from investment operations:
Net investment loss	(0.14)	(0.13)	(0.27)	(0.27)
Total realized and unrealized gains or losses on investment in platinum	(7.74)	(7.06)	(12.37)	(4.82)
Change in net assets from operations	(7.88)	(7.19)	(12.64)	(5.09)

Net asset value per Share at end of period	$82.71	$84.14	$82.71	$84.14

Weighted average number of Shares	10,569,780	12,782,967	10,804,972	12,670,442

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	(8.70)%	(7.87)%	(13.26)%	(5.70)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

Effective February 28, 2023, Andrea Melia resigned as Treasurer and Chief Financial Officer of the Sponsor. Ms. Melia had served as Principal Financial Officer of the Registrant. Effective February 28, 2023, Brian Kordeck was appointed Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck serves as Principal Financial Officer of the Registrant.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of June 30, 2023, and for the three and six month periods then ended have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year.

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

.

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

Notes to the Financial Statements (Unaudited)

The Trust's platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust's platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At June 30, 2023, approximately 2.94% of the Trust’s platinum was held by one or more sub-custodians.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2023	December 31, 2022

Level 1
Investment in platinum	$889,578	$1,097,107

There were no transfers between levels during the six months ended June 30, 2023 or the year ended December 31, 2022.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At June 30, 2023, the Trust had $4,149,509 of platinum receivable for the creation of Shares and no platinum payable for the redemption of Shares. At December 31, 2022, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The amount of platinum represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of platinum to be delivered or distributed by the Trust. In order to ensure that the correct amount of platinum is available at all times to back the Shares, the Sponsor accepts an adjustment to its Sponsor Fee in the event of any shortfall or excess on each transaction. For each transaction, this amount is not more than 1/1000th of an ounce of platinum.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2023 or December 31, 2022.

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the three and six months ended June 30, 2023 and 2022 are set out below:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	979,399.2	1,194,436.5
Creations	55,357.4	51,074.2
Redemptions	(41,530.5)	(69,636.5)
Transfers of platinum to pay expenses	(1,485.2)	(1,799.6)
Closing balance	991,740.9	1,174,074.6

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Investment in platinum
Opening balance	$960,791	$1,174,131
Creations	56,728	49,404
Redemptions	(44,858)	(67,570)
Realized gain on platinum distributed for the redemption of Shares	4,630	66
Transfers of platinum to pay expenses	(1,521)	(1,779)
Realized gain on platinum transferred to pay expenses	83	34
Change in unrealized (loss) on investment in platinum	(86,275)	(89,400)
Closing balance	$889,578	$1,064,886

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,064,119.5	1,186,927.7
Creations	73,848.3	111,479.8
Redemptions	(143,196.1)	(120,778.5)
Transfers of platinum to pay expenses	(3,030.8)	(3,554.4)
Closing balance	991,740.9	1,174,074.6

Investment in platinum
Opening balance	$1,097,107	$1,138,264
Creations	75,741	112,164
Redemptions	(147,925)	(119,818)
Realized gain on platinum distributed for the redemption of Shares	9,400	2,956
Transfers of platinum to pay expenses	(3,089)	(3,529)
Realized gain on platinum transferred to pay expenses	157	91
Change in unrealized (loss) on investment in platinum	(141,813)	(65,242)
Closing balance	$889,578	$1,064,886

2.7.    Expenses / Realized Gains / Losses

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of platinum to the Sponsor.

The Trust will transfer platinum to the Sponsor to pay the Sponsor’s Fee that accrues daily at an annualized rate equal to 0.60% of the adjusted daily net asset value (“ANAV”) of the Trust, paid monthly in arrears.

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

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

For the three months ended June 30, 2023 and 2022, the Sponsor’s Fee was $1,459,177 and $1,716,082, respectively. For the six months ended June 30, 2023 and 2022, the Sponsor’s Fee was $2,971,368 and $3,459,174, respectively.

At June 30, 2023 and at December 31, 2022, the fees payable to the Sponsor were $435,621 and $554,247, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2023 and 2022.

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

The Quarter Ended June 30, 2023

The Trust's NAV decreased from $960,292,516 at March 31, 2023 to $893,291,613 at June 30, 2023, a 6.98% decrease for the period. The change in the Trust's NAV resulted from a decrease in the price per ounce of platinum, which fell 8.56% from $981.00 at March 31, 2023 to $897.00 at June 30, 2023, and an increase in outstanding Shares, which increased from 10,600,000 Shares at March 31, 2023 to 10,800,000 Shares at June 30, 2023, as a result of 650,000 Shares (13 Baskets) being created and 450,000 Shares (9 Baskets) being redeemed during the quarter.

The NAV per Share decreased 8.70% from $90.59 at March 31, 2023 to $82.71 at June 30, 2023. The Trust's NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor's Fee, which was $1,459,177 for the period, or 0.60% of the Trust's ANAV on an annualized basis.

The NAV per Share of $104.13 at April 23, 2023 was the highest during the period, compared with a low of $82.71 at June 30, 2023.

The decrease in net assets from operations for the quarter ended June 30, 2023 was $83,020,872, resulting from a realized gain of $82,954 on the transfer of platinum to pay expenses and a realized gain of $4,630,371 on platinum distributed for the redemption of Shares, offset by a change in unrealized loss on investment in platinum of $86,275,020, and the Sponsor's Fee of $1,459,177. Other than the Sponsor's Fee, the Trust had no expenses during the quarter ended June 30, 2023.

The Six Months Ended June 30, 2023

The Trust’s NAV decreased from $1,096,553,007 at December 31, 2022 to $893,291,613 at June 30, 2023, a 18.54% decrease for the period. The change in the Trust’s NAV resulted from a decrease in the price per ounce of platinum, which fell 13.00% from $1,031.00 at December 31, 2022 to $897.00 at June 30, 2023, and a decrease in outstanding Shares, which decreased from 11,500,000 Shares at December 31, 2022 to 10,800,000 Shares at June 30, 2023, as a result of 850,000 Shares (17 Baskets) being created and 1,550,000 Shares (31 Baskets) being redeemed during the period.

The NAV per Share decreased 13.26% from to $95.35 at December 31, 2022 to $82.71 at June 30, 2023. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $2,971,368 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $104.13 at April 23, 2023 was the highest during the period, compared with a low of $82.71 at June 30, 2023.

The decrease in net assets from operations for the period ended June 30, 2023 was $135,266,880, resulting from a realized gain of $156,921 on the transfer of platinum to pay expenses and a realized gain of $9,400,144 on platinum distributed for the redemption of Shares, offset by a decrease in unrealized loss on investment in platinum of $141,812,577 and the Sponsor’s Fee of $2,971,368. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2023, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2023, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2023:

13 Baskets were created.

9 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
April 2023	5	250,000	0.092
May 2023	1	50,000	0.092
June 2023	3	150,000	0.092
	9	450,000	0.092

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended June 30, 2023.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

abrdn Platinum ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 8, 2023	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.