Form 10-K
period 2023-12-31
abrdn Platinum ETF Trust
filed 2024-02-29
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from____________________to____________________

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2023 as reported by the NYSE Arca, Inc. on that date: $903,420,022.

As of February 26, 2024, abrdn Platinum ETF Trust had 11,100,000 abrdn Physical Platinum Shares ETF outstanding.

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

PART I

Item 1. Business

The purpose of the abrdn Platinum ETF Trust (the “Trust”) is to own platinum transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of platinum bullion. The Trust was formed on December 30, 2009 when an initial deposit of platinum was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is abrdn ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London Branch (the “Custodian”).

The Trust’s Shares at redeemable value decreased from $1,096,553,007 at December 31, 2022 to $997,445,666 at December 31, 2023, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 11,500,000 at December 31, 2022 to 10,850,000 at December 31, 2023.

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

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical platinum , less the Trust’s expenses. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in physical platinum. An investment in physical platinum requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical platinum being efficient only in amounts beyond the reach of many investors.

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

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium. PGMs are known for their purity, high melting points and unique catalytic properties. In addition to their oxidation and reduction properties, they are also extremely resistant to corrosion. PGMs are utilized in a number of industrial processes, technologies and commercial applications. Their unique chemical and physical properties make PGMs an excellent raw material, catalyst and ingredient for manufacturing processes. Consumer and industrial products made with platinum and other PGMs include flat panel monitors, glass fiber, medical tools, computer hard drives, nylon and razors, among others. PGMs play a critical role in autocatalysis and pollution control in the automotive sector.

PGM mining is heavily concentrated in southern Africa (South Africa and Zimbabwe), with smaller percentages coming from the United States, Russia and other locations. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the second largest producer of platinum. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 83% of platinum supply in 2022.

World Platinum Supply and Demand 2013-2022

The following table sets forth a summary of the world platinum supply and demand over the past 10 years (from 2013 to 2022) and is based on information reported by Johnson Matthey, PGM Market Reports (2013 – 2023).

(thousands of ounces)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Primary supply[1]
South Africa	4,208	3,546	4,572	4,392	4,450	4,467	4,344	3,243	4,609	3,965
Russia	736	700	670	714	720	687	721	699	638	600
North America	322	346	354	370	368	370	367	334	279	266
Zimbabwe	410	401	400	489	466	474	451	482	465	488
Others	174	167	158	162	157	152	154	205	222	211
Total primary supply	5,850	5,160	6,154	6,127	6,161	6,150	6,037	4,963	6,213	5,530

Secondary supply[2]
Automotive[3]	1,186	1,235	1,147	1,132	1,249	1,332	1,389	1,154	1,234	1,153
Electronics/other	24	28	30	32	35	38	40	38	44	51
Jewelry	790	762	574	738	746	699	663	506	367	264
Total secondary supply	2,000	2,025	1,751	1,902	2,030	2,069	2,092	1,698	1,645	1,468

Total combined supply	7,850	7,185	7,905	8,029	8,191	8,219	8,129	6,661	7,858	6,998

Demand by application[4]
Auto[5]	2,827	2,888	3,134	3,165	3,061	2,815	2,589	2,024	2,405	2,762
Chemical	522	576	502	477	453	654	665	615	677	699
Dental & Biomedical	217	214	227	227	238	241	254	218	224	253
Electrical & Electronics	219	224	227	227	224	228	215	226	259	235
Glass	102	143	227	247	314	501	468	507	908	594
Investment	871	277	451	620	361	67	1,131	1,022	-28	-565
Jewelry[6]	2,984	2,839	2,746	2,413	2,385	2,258	2,073	1,657	1,468	1,344
Petroleum	146	172	140	186	228	380	262	287	216	230
Pollution Control	143	168	172	189	184	193	190	175	205	223
Other	388	438	464	498	530	531	542	417	444	483
Demand	8,419	7,939	8,290	8,249	7,978	7,868	8,389	7,148	6,778	6,258
Total Demand	8,419	7,939	8,290	8,249	7,978	7,868	8,389	7,148	6,778	6,258

Movements in stocks[7]	-569	-754	-385	-220	213	351	-260	-487	1,080	740

Source: Johnson Matthey PGM Market Report (2013 – 2023).

1 Primary supply: Supply figures represent sales of primary PGM by producers and are allocated to the region where mining took place, rather than the region of subsequent processing.

2 Secondary supply: Secondary supply is the quantity of metal recovered from open-loop recycling (i.e. where the original purchaser does not retain ownership of the PGM). Outside the automotive, jewelry and electronics markets, open-loop recycling is negligible.

3 Automotive recycling represents the weight of metal recovered from end-of-life vehicles and aftermarket scrap. It does not include warranty or production scrap.

4 Demand: Demand figures for any given application represent the sum of industry demand for new metal in that application, net of any closed-loop recycling (i.e. where industry participants retain ownership of the metal: an example would be recycling of spent chemical catalysts where the metal is retained to be used on fresh catalyst that replaces the spent charge).

5 Automotive demand is allocated to the region where the vehicle is manufactured and is accounted for at the time of vehicle production. It includes emissions catalysts on vehicles, motorcycles and three-wheelers, as well as fuel cell vehicles. Non-road mobile machinery is counted as industrial demand, in the pollution control category.

6 Jewelry demand is allocated to the region where the finished jewelry is manufactured, not sold.

7 Movements in stocks: This figure gives the overall market balance in any one year and reflects the extent of stocks that must be mobilised to balance the market in that year. It is thus a proxy for changes in stocks held by fabricators, dealers, banks and depositories, but excludes stocks held by primary and secondary refiners and final consumers. A positive figure (market surplus) thus reflects an increase in global market stocks. A negative value (market deficit) indicates a decrease in global market stocks.

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing approximately 72% of total mine supply over the past 10 years (2013-2022). Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 12% of total mine supply over the past ten years ended 2022. Scrap supply from recycling of autocatalyst and other sources have accounted for about 24% of total supply over the last 10 years.

Over the ten years ended December 2022, jewelry demand for platinum peaked at approximately 35% of total demand in 2014. Jewelry demand has since declined to 21% total demand in 2022, following a consistent downward trend. Automotive demand for platinum, which accounted for around 34% of total demand at the end of 2013, has increased to roughly 44% of total demand as of the end of 2022. Following two consecutive years of growth, investment demand fell from a high of 14% in 2020 into negative territory in 2022 at (9%). Pollution control demand, which captures the production demand of non-road vehicles such as agricultural equipment and industrial machinery as well as small engines and stationary source emissions controls in factories that use technology that is similar to autocatalysts, increased to 4% of total demand in 2022.

In 2023, platinum production in South Africa has continued to impact global supply, as the country continues to experience power supply disruptions along with rising electricity prices. Coupledwith labor strikes, political instability, inflation and volatile prices, which have compressed profit margins and subsequently led to a decrease in expected supply from the world's leading producer.While industry analysis groups see potential for a nearly 1-million-ounce deficit in platinum in 2023, the price performance has not reflected this sentiment over the course of the year as the marketremains well supplied pulling from existing above ground stockpiles. Despite a positive outlook at the beginning of the year, fueled by China's rollback of Covid-related restrictions, that drove theprice as high as $1,128 per ounce on April 21, 2023, the Chinese economic rebound disappointed investors and led the price of platinum to fall as low as $850 per ounce on November 13, 2023.While an end-of-year rally saw the price of platinum increase roughly 18% off the yearly low to $1,000 per ounce, platinum ended the year approximately 3% below its 2022 closing price.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 31, 2013 to December 31, 2023 and is based on information provided by Bloomberg:

Source: Bloomberg, abrdn. Chart data from 12/31/2013 to 12/31/2023. Spot Platinum Price = PLTMLNPM Index.

In 2012, platinum prices rose on the back of supply disruptions in South Africa, which accounts for more than 72% of the world’s supply of platinum. A strike at one of South Africa’s biggest platinum mines caused the price of platinum to rise from $1,387 to $1,709 per ounce in August 2012. At the beginning of 2013, Anglo American Platinum, the world’s biggest producer of the metal, announced its intention to close four mine shafts and its consideration of selling another mine complex as part of a radical overhaul of its South African operations. This statement prompted a strong reaction on platinum prices, which rose from $1,656 to $1,736 per ounce in the days following the announcement, on fears of a further tightening in platinum supply. However, platinum’s correlation to gold weighed on platinum prices in 2013 overall. Prolonged strikes at South African mines in 2014 led to the deepest supply deficit in platinum since 1975 (the earliest date we have supply and demand data). However, that failed to arrest the price slide which saw prices fall 11% in 2014, highlighting the extent of negative sentiment towards industrially-exposed precious metals. Despite autocatalyst demand for platinum increasing in 2015, tightening nitrogen oxide emission standards have led to pessimism about the future demand for platinum-heavy diesel autocatalysts relative to palladium-heavy gasoline autocatalysts. Further pessimistic outlook for South Africa’s economy and its currency the South African Rand weighed on platinum prices throughout 2017, and platinum continued to fall in 2018 driven by lackluster investor sentiment, a stronger US dollar, weaker diesel demand and rising mine supply. Platinum prices bounced back, rising 19.9% to $952 per ounce at the end of 2019. After seeing the price fall as low as $593 per ounce on March 19, 2020, platinum rebounded from pandemic lows and finished the year at $1,068 per ounce. The steep climb in palladium price has led some investors to conclude that platinum appears under-valued, in view of its potential to substitute for palladium in automotive applications in the future. Additionally, the outlook for mining in South Africa is increasingly uncertain, with producers facing steep increases in electricity prices, periodic disruption to power supplies and a risk of industrial action during anticipated wage negotiations. In 2021, platinum took a back seat to risky assets, similarly to other precious metals, as it returned -10% (as of December 31, 2021). Follow through from auto production disruptions during the pandemic were a major contributor to the price performance in 2021. The price of platinum reached as high as $1,151 per ounce on March 8, 2022, as Russia’s invasion of Ukraine and the threat of sanctions on Russian exports, including platinum, pushed prices higher. However, while other precious metals (gold, silver, palladium) saw prices fluctuate throughout the year, platinum’s volatility was much more pronounced within the first quarter of 2022, as the price fell roughly 15% by March 31, 2022, to close the first quarter at $983 per ounce. Aggressive interest rate hikes by the U.S. Federal Reserve, a strong U.S. Dollar and risks of diminishing global economic growth exerted additional pressure on prices, as the price of platinum fell as low as $831 per ounce on July 14, 2022. Through the end of 2022, increasing autocatalyst demand and a growing substitution of platinum for palladium contributed to ongoing physical market tightness, despite a global surplus, which saw the price of platinum increase roughly 24% from July 14, 2022 through December 31, 2022 to $1,031 per ounce.

In 2023, a decrease in platinum production in South Africa, the world's leading producer, has continued to impact global supply (see “World Platinum Supply and Demand in 2023” above for additional discussion). While industry analysis groups see potential for a nearly 1-million-ounce deficit in platinum in 2023, the price performance has not reflected this sentiment over the course of the year as the market remains well supplied pulling from existing above ground stockpiles. Despite a positive outlook at the beginning of the year, fueled by China’s loosening of Covid-related restrictions, that drove the price as high as $1,128 per ounce on April 21, 2023, the Chinese economic rebound disappointed investors and led the price of platinum to fall as low as $850 per ounce on November 13, 2023. While an end-of-year rally saw the price of platinum increase roughly 18% off the yearly low to $1,000 per ounce, platinum ended the year approximately 3% below its 2022 closing price.

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

The main centers of the OTC market for platinum are London, New York, Hong Kong and Zurich. Mining companies, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small plates or ingots of platinum (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Precious metals dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the London Bullion Market Association (“LBMA”) and/or the LPPM. In the OTC market for platinum, the standard size of trades between market makers is 1,000 ounces.

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

The Platinum Market

The Zurich and London Platinum Bullion Markets

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

The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams equals to 32.1507465 troy ounces, and one troy ounce is equivalent to 31.1034768 grams. A good delivery platinum plate or ingot on the LPPM approved list is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Platinum Plate or Ingot”). A Good Delivery Platinum Plate or Ingot must contain between 32 and 192 troy ounces of platinum with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. The platinum content of a platinum Good Delivery Platinum Plate or Ingot is calculated by multiplying the gross weight by the fineness of the plate or ingot. A Good Delivery Platinum Plate or Ingot must also bear the stamp of one of the refiners who are on the LPPM approved list. Unless otherwise specified, the platinum spot price always refers to the “Good Delivery Standards” set by the LPPM. Business is generally conducted over the phone and through electronic dealing systems.

Since December 1, 2014, the LME has been administering the operation of an electronic platinum bullion price fixing system (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LME AM Fix”) and 2:00 p.m. London time (the “LME PM Fix”). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LME PM Fix. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks, (the “IOSCO Principles”).

Daily during London trading hours the LME AM Fix and the LME PM Fix each provide reference platinum prices for that day’s trading. Many long-term contracts will be priced on the basis of either the LME AM Fix or the LME PM Fix, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The Trust values its platinum on the basis of the LME PM Fix.

Formal participation in the LME PM Fix is limited to participating LPPM members. Five LPPM members are currently participating in establishing the LME PM Fix (Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank plc, Johnson Matthey plc and BASF Metals Ltd.). Any other market participant wishing to participate in the trading on the LME PM Fix is required to do so through one of the participating LPPM members.

Orders are placed either with one of the participating LPPM member participants or with another precious metals dealer who will then be in contact with a participating LPPM member during the fixing. The fix begins with the chair reflecting the market price and other data, prevailing at the opening of the fix. This is relayed by the LPPM member participants to their dealing rooms which have direct communication with all interested parties. Any member participant may enter the fixing process at any time, or adjust or withdraw his order. The platinum price is adjusted up or down until all the buy and sell orders are electronically matched, at which time the price is declared fixed. All orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media.

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non-electronic processes previously used to establish the applicable London platinum fix where the London platinum fix process adjusted the platinum price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LME PM Fix has several advantages over the previous London platinum fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes are fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME supports the integrity of the LME PM Fix.

Since December 1, 2014, the Sponsor determined that the London platinum fix, which has been revised based on the new LME method and is now known as the LBMA Platinum Price (PM), which we refer to herein as the LME PM Fix, is an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day. The Sponsor also has determined that the LME PM Fix will fairly represent the commercial value of platinum bullion held by the Trust and, the “Benchmark Price” (as defined in the Trust Agreement) of the Trust’s platinum bullion as of any day is the LME PM Fix for such day.

As of December 1, 2014, the LPPFCL transferred ownership of the historic and future intellectual property of the twice daily “fix” for platinum and palladium bullion to a subsidiary company of the LBMA.

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

Market Regulation

The global platinum markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LPPM falls under the authority of the Financial Conduct Authority (“FCA”) as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all U.K.-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

The FCA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of platinum not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

The TOCOM has authority to perform financial and operational surveillance on its members’ trading activities, scrutinize positions held by members and large-scale customers, and monitor the price movements of futures markets by comparing them with cash and other derivative markets’ prices. To act as a Futures Commission Merchant Broker on the TOCOM, a broker must obtain a license from Japan’s Ministry of Economy, Trade and Industry, the regulatory authority that oversees the operations of the TOCOM.

The CFTC regulates trading in commodity contracts, such as futures, options and swaps. In addition, under the CEA, the CFTC has jurisdiction to prosecute manipulation and fraud in any commodity (including precious metals) traded in interstate commerce as spot as well as deliverable forwards. The CFTC is the exclusive regulator of U.S. commodity exchanges and clearing houses.

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of the price of physical platinum, less the Trust’s expenses, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca, COMEX and the London and Zurich platinum markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global platinum market is reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

Valuation of Platinum and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 PM New York time, on such day (“Evaluation Time”), the Trustee evaluates the platinum held by the Trust and determines both the average net asset value (“ANAV”) and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust’s platinum on the basis of that day’s LME PM Fix or, if no LME PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent LME PM Fix determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the applicable LME PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s platinum is not an appropriate basis for evaluation of the Trust’s platinum, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LME PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s platinum or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Platinum Market—The Platinum Market” for a description of the LME PM Fix.

Once the value of the platinum has been determined, the Trustee subtracts all estimated accrued fees (other than the fees accruing for such day on which the valuation takes place which are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the platinum and any other assets of the Trust. The resulting figure is the ANAV of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

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

The Sponsor’s Fee for the year ended December 31, 2023 was $5,772,056 (December 31, 2022: $6,556,049; December 31, 2021: $8,241,060).

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each delivery or sale of platinum by the Trust to pay the Sponsor’s Fee or other Trust expenses will be a taxable event to Shareholders.

Creation and Redemption of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of physical platinum represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

Authorized Participants are cautioned that some of their activities will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act, as described in “Plan of Distribution”.

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

Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Goldman Sachs & Co., HSBC Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC have each signed an Authorized Participant Agreement with the Trust and, upon the effectiveness of such agreement, may create and redeem Baskets as described above. Persons interested in purchasing Baskets should contact the Sponsor or the Trustee to obtain the contact information for the Authorized Participants. Shareholders who are not Authorized Participants will only be able to redeem their Shares through an Authorized Participant.

All platinum is delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Platinum transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate, or cause the allocation by the Zurich Sub-Custodian of, specific plates or ingots of platinum, in each case representing the amount of platinum credited to the Trust Unallocated Account (to the extent such amount is representable by whole platinum plates or ingots) to the Trust Allocated Account. The movement of platinum is reversed for the distribution of platinum to an Authorized Participant in connection with the redemption of Baskets.

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

Loco London and Loco Zurich Platinum Delivery Elections.

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

In the event that there is not sufficient platinum in the Trust Allocated Account in London to satisfy loco London redemptions, the Custodian shall cause the Zurich Sub-Custodian to de-allocate sufficient platinum held by it for the Trust Allocated Account in Zurich and cause a transfer of platinum from the Trust Unallocated Account maintained by the Custodian in Zurich to the Authorized Participant Unallocated Account maintained in London. Likewise, in the event that there is not sufficient platinum in the Trust Allocated Account in Zurich to satisfy loco Zurich redemptions, the Custodian will initiate the reverse procedure to transfer platinum from London to Zurich. These transfers between London and Zurich unallocated accounts will generally occur pursuant to loco swap arrangements and will not expose the Authorized Participant or the Trust to any additional expense. The Custodian has assumed the responsibility and expenses for loco swap transfers and shall bear any risk of loss related to the platinum being transferred. If no loco swap counterparty is available, the Custodian shall arrange, at its own expense and risk, for the physical transportation of platinum between the Zurich Sub-Custodian’s Zurich vault premises and the Custodian’s London vault premises. If such a loco swap or physical transfer is necessary to effect a loco London or loco Zurich redemption, the settlement of loco London or loco Zurich redemption deliveries may be delayed more than two, but not more than five, business days. The Custodian, in its sole discretion, has the right to limit the location where Authorized Participants can elect to receive delivery of platinum to either loco London or loco Zurich.

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

Delivery of required deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required platinum deposit amount by the second business day in London or Zurich, as applicable, following the purchase order date. Upon receipt of the platinum deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the second business day following the purchase order date the platinum deposit amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of platinum until such platinum has been received by the Trust shall be borne solely by the Authorized Participant. The Trustee may accept delivery of platinum by such other means as the Sponsor, from time to time, may determine with the Trustee to be acceptable for the Trust, provided that the same is disclosed in a prospectus relating to the Trust filed with the SEC pursuant to Rule 424 under the Securities Act. If platinum is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts in addition to those described in this report, as the Sponsor determines to be desirable.

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

Because platinum is only allocated in multiples of whole plates or ingots, the amount of platinum allocated from the Trust Unallocated Account to the Trust Allocated Account may be less than the total fine ounces of platinum credited to the Trust Unallocated Account. Any balance will be held in the Trust Unallocated Account. The Custodian uses commercially reasonable efforts to minimize the amount of platinum held in the Trust Unallocated Account; no more than 192 ounces of platinum (maximum weight to make one Good Delivery Platinum Plate or Ingot) is expected to be held in the Trust Unallocated Account at the close of each business day.

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

The Sponsor

The Trust’s Sponsor is abrdn ETFs Sponsor LLC, a Delaware limited liability company formed on June 17, 2009.

The Sponsor’s office is located at c/o abrdn ETFs Sponsor LLC, 1900 Market Street, Suite 200, Philadelphia, PA 19103. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022) a Delaware corporation. As a result of the sale, abrdn Inc. became the sole member of the Sponsor. abrdn Inc. is a wholly-owned indirect subsidiary of abrdn plc, which together with its affiliates and subsidiaries, is collectively referred to as “abrdn.” Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Sponsor does not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to approve any new or additional custodian that the Trustee may wish to appoint and any new or additional sub-custodian, including the Zurich Sub-Custodian, that the Custodian may wish to appoint.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s platinum. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, Canary Wharf, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co. While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, including the Zurich Sub-Custodian under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA. The Zurich Sub-Custodian selected by the Custodian is UBS AG, which is located at 45 Bahnhofstrasse, 8001 Zurich, Switzerland.

The Custodian’s Role

The Custodian is responsible for the safekeeping of the Trust’s platinum deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting the Zurich Sub-Custodian and its other direct sub-custodians, if any. The Custodian facilitates the transfer of platinum in and out of the Trust through the unallocated platinum accounts it will maintain for each Authorized Participant and the unallocated and allocated platinum accounts it maintains for the Trust. The Custodian holds at its London, England vault premises that portion of the Trust’s allocated platinum to be held in London. The Zurich Sub-Custodian holds at its Zurich, Switzerland vault premises that portion of the Trust’s allocated platinum to be held in Zurich on behalf of the Custodian. The Custodian is responsible for allocating specific plates or ingots of physical platinum to the Trust’s allocated platinum account. The Custodian provides the Trustee with regular reports detailing the platinum transfers in and out of the Trust’s unallocated and allocated platinum accounts and identifying the platinum plates or ingots held in the Trust’s allocated platinum account.

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the platinum and the records maintained by the Custodian. Inspections were conducted by Bureau Veritas Commodities UK, Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 7, 2023 and December 31, 2023.

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

Custody of the Trust’s Platinum

Custody of the physical platinum deposited with and held by the Trust is provided by the Custodian at its London, England vault and by the Zurich Sub-Custodian selected by the Custodian in its Zurich, Switzerland vault and by other sub-custodians on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LPPM.

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

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of platinum in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian allocates, or requires Zurich Sub-Custodian to allocate, platinum deposited in unallocated form with the Trust by selecting plates or ingots of platinum for deposit to the Trust Allocated Account. All physical platinum allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM, and the Custodian must replace any non-conforming platinum with conforming platinum as soon as practical upon a determination by the Custodian any platinum is non-conforming.

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

When the Trust sells or transfers platinum, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the platinum that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any platinum sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its Shares immediately prior to the sale, by a fraction the numerator of which is the amount of platinum sold, and the denominator of which is the total amount of the platinum held by the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the platinum remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the platinum that was sold.

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

Shareholders will be required to recognize gain or loss upon a sale of platinum by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata share of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Miscellaneous itemized deductions, including expenses for the production of income, will not be deductible for either regular federal income tax or alternative minimum tax purposes for taxable years beginning after December 31, 2017 and before January 1, 2026 and thereafter generally are (i) deductible only to the extent that the aggregate of a Shareholder’s miscellaneous itemized deductions exceeds 2% of such Shareholder’s adjusted gross income for federal income tax purposes, (ii) not deductible for the purposes of the alternative minimum tax and (iii) are subject to the overall limitation on itemized deductions under the Code.

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

Several factors may have the effect of causing a decline in the prices of platinum and a corresponding decline in the price of Shares. Among them:

●	A significant increase in platinum hedging activity by platinum producers. Should there be an increase in the level of hedge activity of platinum producing companies, it could cause a decline in world platinum prices, adversely affecting the price of the Shares.

●	A significant change in the attitude of speculators, investors and central banks towards platinum. Should the speculative community take a negative view towards platinum or central banking authorities determine to sell national platinum reserves, either event could cause a decline in world platinum prices, negatively impacting the price of the Shares.

●	A widening of interest rate differentials between the cost of money and the cost of platinum could negatively affect the price of platinum which, in turn, could negatively affect the price of the Shares.

●	A combination of rising money interest rates and a continuation of the current low cost of borrowing platinum could improve the economics of selling platinum forward. This could result in an increase in hedging by platinum mining companies and short selling by speculative interests, which would negatively affect the price of platinum. Under such circumstances, the price of the Shares would be similarly affected.

●	Autocatalysts, automobile components that use platinum, accounted for approximately 44% of the net global demand in platinum in 2022. While the automotive sector in China and the US is showing signs of recovery, the European market is currently experiencing declining demand and, in certain cases, solvency concerns. Reduced automotive industry sales in Europe may result in a decline in autocatalyst demand.

●	A decline in the global automotive industry may impact the price of platinum and affect the price of the Shares.

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

Autocatalysts, automobile components for emissions control that use platinum, accounted for approximately 44% of the global demand in platinum in 2022. Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand. A contraction in the global automotive industry or more widespread acceptance of electric vehicles may impact the price of platinum and affect the price of the Shares.

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

The Trust Agreement places no limit on the amount of platinum the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum. The global market for platinum is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2018 to 2022, world platinum mine supply averaged 5.8 million ounces, while world demand averaged 7.3 million ounces. If the amount of platinum acquired by the Trust is large enough in relation to global platinum supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum unrelated to other factors affecting the global market for platinum. Such an impact could affect the price for platinum that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s platinum on a temporary basis pending delivery to the Custodian. The Custodian has selected UBS AG as the sub-custodian for platinum but may also use LPPM market-making members that provide bullion vaulting and clearing services to third parties. The Custodian selects the Zurich Sub-Custodian, and the Zurich Sub-Custodian maintains custody of all of the Trust’s allocated platinum to be held in Zurich for the Custodian. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the Zurich Sub-Custodian and any other sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s platinum from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub- custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub- custodian. Furthermore, except for the Zurich Sub-Custodian, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian and the Zurich Sub-Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian and the Zurich Sub-Custodian.

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

Neither the Trustee nor the Custodian independently confirms the fineness of the physical platinum allocated to the Trust in connection with the creation of a Basket. The platinum bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LPPM’s standards for platinum plates or ingots delivered in settlement of a platinum trade (London/Zurich Good Delivery Standards), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such platinum, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss.

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

GENERAL RISKS

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and, the Sponsor which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

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

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of platinum and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the Bullion markets. Russia is one of the world’s largest producers of gold, palladium, platinum and silver. On April 8, 2022, the LBMA suspended its accreditation of six Russian refiners of gold and silver, and, on April 8, 2022, the LPPM suspended its accreditation of two Russian refiners of platinum and palladium. The LPPM stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery.

War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility.

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

The COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store platinum, restrictions on travel that delay or prevent the transportation of platinum, and an increase in demand for platinum may disrupt supply chains for platinum, which could cause secondary market spreads to widen and compromise the Trust's ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver platinum as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A significant resurgence of the COVID-19 pandemic or other future public health emergencies increase the Trust's costs and affect liquidity in the market for platinum, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the COVID-19 pandemic or other future public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for platinum, which could adversely affect the price of the Shares.

Further, the COVID-19 pandemic or other future public health emergencies could interfere with or prevent the operation of the electronic pricing system administered by the LME to determine the LME PM Fix, which the Trustee uses to value the platinum held by the Trust and calculate the net asset value of the Trust. The COVID-19 pandemic or other future public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity

The Trust, through its service providers, has processes in place to assess, identify and manage material risks from cybersecurity threats. The Trust’s business is dependent on the communications and information systems of the Trustee, the Sponsor, the Custodian and other third-party service providers. The Trustee is responsible for day-to-day administration of the Trust and has implemented a cybersecurity program that applies to the Trustee and its business, including the administration of the Trust.

Cybersecurity Program Overview

The Trustee has instituted a cybersecurity program designed to identify, assess and mitigate cyber risks applicable to the administration by the Trustee of the Trust. The cyber risk management program involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which the Trust relies. The Trustee actively monitors the current threat landscape to seek to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Trust.

The Trust relies on the Trustee, the Sponsor and the Custodian to engage external experts, including cybersecurity assessors, risk management and information technology professionals, attorneys, consultants and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Trust.

Board Oversight of Cybersecurity Risks

The Trust has no board of trustees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust relies on the Trustee, the Sponsor and the Custodian for oversight of cybersecurity risks applicable to the Trust.

Management’s Role in Cybersecurity Risk Management

The Trust has no officers or employees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust relies on the Trustee, the Sponsor and the Custodian for management of cybersecurity risks applicable to the Trust.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats to the Trust are assessed by the Trustee, the Sponsor, the Custodian and third-party service providers on an ongoing basis, and how such risks could materially affect the Trust’s objective, operational results and financial condition are regularly evaluated. During the reporting period, the Trustee has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Trustee believes have materially affected, or are reasonably likely to materially affect, the Trust, including its objective, operational results and financial condition.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust’s Shares have been listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2023 and 2022:

Fiscal Year Ended December 31, 2023: Quarter Ended

	High	Low
March 31, 2023	$101.09	$84.34
June 30, 2023	$103.91	$82.94
September 30, 2023	$90.85	$81.81
December 31, 2023	$92.48	$78.01

Fiscal Year Ended December 31, 2022: Quarter Ended

	High	Low
March 31, 2022	$107.64	$87.98
June 30, 2022	$95.41	$83.10
September 30, 2022	$89.29	$76.76
December 31, 2022	$99.28	$81.95

The number of outstanding Shares of the Trust as of February 26, 2024 was 11,100,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2023	$90.38	$81.81
September 2023	$88.68	$82.11
October 2023	$86.11	$79.63
November 2023	$86.90	$78.01
December 2023	$92.48	$82.12
January 2024	$90.42	$81.67

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2023 and 2022:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2023	400,000	0.092
February 2023	350,000	0.092
March 2023	350,000	0.092
April 2023	250,000	0.092
May 2023	50,000	0.092
June 2023	150,000	0.092
July 2023	150,000	0.092
August 2023	250,000	0.092
September 2023	50,000	0.092
October 2023	150,000	0.092
November 2023	—	—
December 2023	—	—
Total	2,150,000	0.092

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2022	200,000	0.093
February 2022	150,000	0.093
March 2022	150,000	0.093
April 2022	200,000	0.093
May 2022	450,000	0.093
June 2022	100,000	0.093
July 2022	500,000	0.093
August 2022	200,000	0.093
September 2022	550,000	0.093
October 2022	100,000	0.093
November 2022	400,000	0.093
December 2022	—	—
Total	3,000,000	0.093

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

As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Goldman Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Mizuho Securities USA LLC, Morgan Stanley & Co. Inc., Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Americas, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PPLT.”

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the NAV of the Shares against the corresponding platinum price (per 1/10 of an oz. of platinum) since inception:

NAV per Share vs. 1/10th Platinum Price from December 30, 2009 (the Date of Inception) to December 31, 2023

The divergence of the NAV per Share from the platinum price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of platinum bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of the Trust’s accounting policies.

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

	December 31, 2023	December 31, 2022	December 31, 2021
(Amounts in 000’s of US$)
Investment in platinum - cost	$964,036	$1,028,086	$1,145,807
Unrealized gain/(loss) on investment in platinum	33,919	69,021	(7,543)
Investment in platinum- fair value	$997,955	$1,097,107	$1,138,264

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

The Sponsor has exercised its right to visit the Custodian and the Zurich Sub-Custodian, in order to examine the platinum and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 7, 2023 and December 31, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2023 and 2022, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
(Amounts in 000’s of US$)
Total gain/(loss) on platinum	$(27,032)	$70,019	$(136,599)
Net change in assets from operations	$(32,804)	$63,463	$(144,840)
Net cash provided by operating activities	$—	$—	$—

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust plus any platinum receivable on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The year ended December 31, 2023

The Trust’s NAV decreased from $1,096,553,007 at December 31, 2022 to $997,445,666 at December 31, 2023, a 9.04% decrease for the year. The change in the Trust’s NAV resulted from a decrease in the price per ounce of platinum, which fell 3.01% from $1,031.00 at December 31, 2022 to $1,000.00 at December 31, 2023 and a decrease in outstanding Shares, which fell from 11,500,000 at December 31, 2022 to 10,850,000 at December 31, 2023, a result of 1,500,000 Shares (30 Baskets) being created and 2,150,000 Shares (43 Baskets) being redeemed during the year.

The NAV per Share decreased 3.59% from $95.35 at December 31, 2022 to $91.93 at December 31, 2023. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to Sponsor’s Fee, which was $5,772,056 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $104.13 at April 21, 2023 was the highest during the year, compared with a low of $78.20 at November 13, 2023.

The decrease in net assets from operations for the year ended December 31, 2023 was $32,804,092 resulting from a realized gain of $5,776 on the transfer of platinum to pay expenses and a realized gain of $8,064,265 on platinum distributed for the redemption of Shares, offset by a change in unrealized loss on investment in platinum of $35,102,077, and the Sponsor’s Fee of $5,772,056. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2023.

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

The increase in net assets from operations for the year ended December 31, 2022 was $63,462,524, resulting from a change in unrealized gain on investment in platinum of $76,534,694, offset by a realized loss of $88,492 on the transfer of platinum to pay expenses, a realized loss of $6,427,899 on platinum distributed for the redemption of Shares, and the Sponsor’s Fee of $6,556,049. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2023
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,512	$1,459	$1,432	$1,369	$5,772
Total expenses	1,512	1,459	1,432	1,369	5,772

Net investment loss	(1,512)	(1,459)	(1,432)	(1,369)	(5,772)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	74	83	(35)	(116)	6
Realized gain / (loss) on platinum distributed for the redemption of Shares	4,770	4,630	(326)	(1,010)	8,064
Change in unrealized gain / (loss) on investment in platinum	(55,538)	(86,275)	28,301	78,410	(35,102)
Total gain / (loss) on investment in platinum	(50,694)	(81,562)	27,940	77,284	(27,032)

Change in net assets from operations	$(52,206)	$(83,021)	$26,508	$75,915	$(32,804)

Net increase / (decrease) in net assets per Share	$(4.73)	$(7.85)	$2.47	$7.08	$(3.05)

Weighted average number of Shares	11,042,778	10,569,780	10,728,261	10,717,391	10,763,562

Year Ended December 31, 2022

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor’s Fee	$1,743	$1,716	$1,525	$1,572	$6,556
Total expenses	1,743	1,716	1,525	1,572	6,556

Net investment loss	(1,743)	(1,716)	(1,525)	(1,572)	(6,556)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	56	34	(99)	(79)	(88)
Realized gain/ (loss) on platinum distributed for the redemption of Shares	2,890	66	(9,466)	82	(6,428)
Change in unrealized gain / (loss) on investment in platinum	24,158	(89,400)	(38,627)	180,404	76,535
Change in unrealized gain / (loss) on unsettled creations or redemptions	—	—	(9)	9	—
Total gain / (loss) on investment in platinum	27,104	(89,300)	(48,201)	180,416	70,019

Change in net assets from operations	$25,361	$(91,016)	$(49,726)	$178,844	$63,463

Net increase / (decrease) in net assets per Share	$2.02	$(7.12)	$(4.12)	$15.54	$5.19

Weighted average number of Shares	12,556,667	12,782,967	12,060,326	11,509,239	12,223,973

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2023, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2023. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2023.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders

abrdn Platinum ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Platinum ETF Trust’s (known as Aberdeen Standard Platinum ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

New York, New York
February 28, 2024

Item 9B. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b51 trading arrangement for the year ended December 31, 2023.

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

Brian Kordeck – Chief Financial Officer and Treasurer

Brian Kordeck age 44, joined abrdn Inc. (the parent company of the Sponsor) as a Senior Fund Administrator in 2013 and is currently a Senior Product Manager with the company. Prior to joining abrdn Inc., Mr. Kordeck held financial reporting manager roles at the Bank of New York Mellon and The Investment Fund for Foundations. Mr. Kordeck began his career as an auditor with PricewaterhouseCoopers LLP, focusing on the investment management industry. Mr. Kordeck holds a BS in Business Administration from La Salle University.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

In connection with her retirement, Andrea Melia resigned as Chief Financial Officer and Treasurer of the Sponsor, effective on February 28, 2023. Ms. Melia served as Principal Financial Officer of the Registrant.

Brian Kordeck was appointed as Chief Financial Officer and Treasurer of the Sponsor, effective on February 28, 2023. Mr. Kordeck serves as Principal Financial Officer of the Registrant.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Audit fees – KPMG	$85,000	77,250
Audit related fees - KPMG	11,500	—
	$96.500	$77,250

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158381 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1(b) filed with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 28, 2020

4.1(c)	Second Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Registration Statement on Form S-3 (File No. 333-276490) on January 12, 2024

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1(a)	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1(b)	Amendment to the Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.1(c)	Second Amendment to the Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.1(d)	Third Amendment to the Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

10.2(a)	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-158381 on December 31, 2009

10.2(b)	Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on October 5, 2018

10.2(c)	Second Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on June 11, 2020

10.2(d)	Third Amendment to the Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Compensation

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN PLATINUM ETF TRUST
Financial Statements as of December 31, 2023
Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders

abrdn Platinum ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Platinum ETF Trust (known as Aberdeen Standard Platinum ETF Trust prior to March 31, 2022) (the Trust), including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the platinum holdings

As presented on the December 31, 2023 schedule of investments and in Note 2.2, the fair value of the Trust's investment in platinum is $997,955 thousand, representing 100.05% of the Trust's net assets, and 997,955.2 ounces of platinum holdings. The investment in platinum was held by a third-party custodian or sub-custodian (collectively, the custodian).

We identified the evaluation of the evidence pertaining to the existence of the platinum holdings as a critical audit matter. Given the nature and volume of the platinum holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of platinum held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust's records of platinum held to the custodian's records, (2) the approval of platinum deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust's platinum holdings performed at the custodian's locations by a third party engaged by the Trust's sponsor. We obtained a schedule directly from the custodian of the Trust's platinum holdings held by the custodian as of December 31, 2023. We compared the total ounces on such schedule to the Trust's record of platinum holdings. We also attended and observed a part of the physical counts of the Trust's platinum holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust's and custodian's records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.
New York, New York
February 28, 2024

abrdn Platinum ETF Trust

Statements of Assets and Liabilities

At December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: December 31, 2023: $964,036; December 31, 2022: $1,028,086)	$997,955	$1,097,107
Total assets	997,955	1,097,107

LIABILITIES
Fees payable to Sponsor	509	554
Total liabilities	509	554

NET ASSETS(1)	$997,446	$1,096,553

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at December 31, 2023 were 10,850,000 and at December 31, 2022 were 11,500,000. Net asset values per Share at December 31, 2023 and December 31, 2022 were $91.93 and $95.35, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At December 31, 2023 and 2022

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	997,955.2	$964,036	$997,955	100.05%
Total investment in platinum	997,955.2	$964,036	$997,955	100.05%
Less liabilities			(509)	(0.05)%
Net Assets			$997,446	100.00%

	December 31, 2022
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,064,119.5	$1,028,086	$1,097,107	100.05%
Total investment in platinum	1,064,119.5	$1,028,086	$1,097,107	100.05%
Less liabilities			(554)	(0.05)%
Net Assets			$1,096,553	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations

For the years ended December 31, 2023, 2022, and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$5,772	$6,556	$8,241
Total expenses	5,772	6,556	8,241
Net investment loss	(5,772)	(6,556)	(8,241)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	6	(88)	1,049
Realized gain / (loss) on platinum distributed for the redemption of Shares	8,064	(6,458)	18,560
Change in unrealized gain / (loss) on investment in platinum	(35,102)	76,535	(156,178)
Change in unrealized gain / (loss) on unsettled creations or redemptions	—	30	(30)
Total gain / (loss) on investment in platinum	(27,032)	70,019	(136,599)

Change in net assets from operations	$(32,804)	$63,493	$(144,840)

Net increase / (decrease) in net assets per Share	$(3.05)	$5.19	$(10.77)

Weighted average number of Shares	10,763,562	12,223,973	13,446,986

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	11,500,000	$1,096,553
Net investment loss		(5,772)
Realized gain on investment in platinum		8,070
Change in unrealized (loss) on investment in platinum		(35,102)
Creations	1,500,000	133,843
Redemptions	(2,150,000)	(200,146)
Closing balance at December 31, 2023	10,850,000	$997,446

	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	12,700,000	$1,133,207
Net investment loss		(6,556)
Realized (loss) on investment in platinum		(6,546)
Change in unrealized gain on investment in platinum		76,535
Change in unrealized gain on unsettled creations or redemptions		30
Creations	1,800,000	162,838
Redemptions	(3,000,000)	(262,955)
Closing balance at December 31, 2022	11,500,000	$1,096,553

	Year Ended December 31, 2021
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2021	13,300,000	$1,329,607
Net investment loss		(8,241)
Realized gain on investment in platinum		19,609
Change in unrealized (loss) on investment in platinum		(156,178)
Change in unrealized (loss) on unsettled creations or redemptions		(30)
Creations	1,300,000	137,616
Redemptions	(1,900,000)	(189,176)
Closing balance at December 31, 2021	12,700,000	$1,133,207

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights

For the years ended December 31, 2023, 2022 and 2021

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$95.35	$89.23	$99.97
Income from investment operations:
Net investment loss	(0.54)	(0.54)	(0.61)
Total realized and unrealized gains or losses on investment in platinum	(2.88)	6.66	(10.13)
Change in net assets from operations	(3.42)	6.12	(10.74)

Net asset value per Share at end of period	$91.93	$95.35	$89.23

Weighted average number of Shares	10,763,562	12,223,973	13,446,986

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	(3.59)%	6.86%	(10.74)%

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

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical platinum, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the platinum market through an investment in securities.

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

The Trust’s platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust’s platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At December 31, 2023, approximately 2.92% of the Trust’s platinum was held by one or more sub-custodians.

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

abrdn Platinum ETF Trust

Notes to the Financial Statements

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2023	December 31, 2022

Level 1
Investment in platinum	$997,955	$1,097,107

There were no transfers between levels during the years ended December 31, 2023 and 2022.

2.3.      Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At December 31, 2023, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2022, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2023 or December 31, 2022.

2.6.      Investment in Platinum

Changes in ounces of platinum and their respective values for the years ended December 31, 2023 and 2022 are set out below:

	Year Ended December 31, 2023	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,064,119.5	1,186,927.7
Creations	138,302.0	167,029.4
Redemptions	(198,464.3)	(282,927.6)
Transfers of platinum to pay expenses	(6,002.0)	(6,910.0)
Closing balance	997,955.2	1,064,119.5

Investment in platinum
Opening balance	$1,097,107	$1,138,264
Creations	133,843	162,838
Redemptions	(200,146)	(267,416)
Realized gain / (loss) on platinum distributed for the redemption of Shares	8,064	(6,458)
Transfers of platinum to pay expenses	(5,817)	(6,598)
Realized gain / (loss) on platinum transferred to pay expenses	6	(88)
Change in unrealized (loss) / gain on investment in platinum	(35,102)	76,535
Change in unrealized gain on unsettled creations or redemptions	—	30
Closing balance	$997,955	$1,097,107

abrdn Platinum ETF Trust

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

For the year ended December 31, 2023, 2022 and 2021, the Sponsor’s Fee was $5,772,056, $6,556,049 and $8,241,060, respectively.

At December 31, 2023 and at December 31, 2022, the fees payable to the Sponsor were $509,494 and $554,247, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2023 and 2022.

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

abrdn ETFs Sponsor LLC

Date: February 28, 2024	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2024	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.