Form 10-Q
period 2024-03-31
abrdn Platinum ETF Trust
filed 2024-05-09
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ___________________ to ___________________

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

As of May 7, 2024, abrdn Platinum ETF Trust had 11,350,000 abrdn Physical Platinum Shares ETF outstanding.

abrdn Platinum ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

abrdn Platinum ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: March 31, 2024: $976,703; December 31, 2023: $964,036)	$920,449	$997,955
Total assets	920,449	997,955

LIABILITIES
Fees payable to Sponsor	467	509
Total liabilities	467	509

NET ASSETS(1)	$919,982	$997,446

(1)	Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2024 were 11,050,000 and at December 31, 2023 were 10,850,000. Net asset values per Share at March 31, 2024 and December 31, 2023 were $83.26 and $91.93, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	1,014,827.9	$976,703	$920,449	100.05%
Total investment in platinum	1,014,827.9	$976,703	$920,449	100.05%
Less liabilities			(467)	(0.05)%
Net Assets			$919,982	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	997,955.2	$964,036	$997,955	100.05%
Total investment in platinum	997,955.2	$964,036	$997,955	100.05%
Less liabilities			(509)	(0.05)%
Net Assets			$997,446	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,378	$1,512
Total expenses	1,378	1,512

Net investment loss	(1,378)	(1,512)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on platinum transferred to pay expenses	(35)	74
Realized (loss) / gain on platinum distributed for the redemption of Shares	(1,718)	4,770
Change in unrealized (loss) on investment in platinum	(90,173)	(55,538)
Total (loss) on investment in platinum	(91,926)	(50,694)

Change in net assets from operations	$(93,304)	$(52,206)

Net increase / (decrease) in net assets per Share	$(8.47)	$(4.73)

Weighted average number of Shares	11,015,385	11,042,778

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	10,850,000	$997,446
Net investment loss		(1,378)
Realized (loss) on investment in platinum		(1,753)
Change in unrealized (loss) on investment in platinum		(90,173)
Creations	600,000	49,532
Redemptions	(400,000)	(33,692)
Closing balance at March 31, 2024	11,050,000	$919,982

	Three Months Ended March 31, 2023
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	11,500,000	$1,096,553
Net investment loss		(1,512)
Realized gain on investment in platinum		4,844
Change in unrealized (loss) on investment in platinum		(55,538)
Creations	200,000	19,013
Redemptions	(1,100,000)	(103,067)
Closing balance at March 31, 2023	10,600,000	$960,293

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$91.93	$95.35
Income from investment operations:
Net investment loss	(0.13)	(0.14)
Total realized and unrealized gains or losses on investment in platinum	(8.54)	(4.62)
Change in net assets from operations	(8.67)	(4.76)

Net asset value per Share at end of period	$83.26	$90.59

Weighted average number of Shares	11,015,385	11,042,778

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	(9.43)%	(4.99)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical platinum, less the Trust’s expenses. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the platinum market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust's management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year.

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

The Trust's platinum is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its London, England vaulting premises. The Trust's platinum may also be held by UBS AG, or any other firm selected by the Custodian to hold the Trust’s platinum in the Trust’s allocated account in the firm’s vault premises on a segregated basis and whose appointment has been approved by the Sponsor. At March 31, 2024, approximately 2.87% of the Trust’s platinum was held by one or more sub-custodians.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2024	December 31, 2023
Level 1
Investment in platinum	$920,449	$997,955

There were no transfers between levels during the three months ended March 31, 2024 or the year ended December 31, 2023.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At March 31, 2024, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2024 or December 31, 2023.

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the three months ended March 31, 2024 and 2023 are set out below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	997,955.2	1,064,119.5
Creations	55,122.1	18,490.8
Redemptions	(36,741.1)	(101,665.6)
Transfers of platinum to pay expenses	(1,508.3)	(1,545.5)
Closing balance	1,014,827.9	979,399.2

Investment in platinum
Opening balance	$997,955	$1,097,107
Creations	49,532	19,013
Redemptions	(33,692)	(103,067)
Realized (loss) / gain on platinum distributed for the redemption of Shares	(1,718)	4,770
Transfers of platinum to pay expenses	(1,420)	(1,568)
Realized (loss) / gain on platinum transferred to pay expenses	(35)	74
Change in unrealized (loss) on investment in platinum	(90,173)	(55,538)
Closing balance	$920,449	$960,791

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

For the three months ended March 31, 2024 and 2023, the Sponsor’s Fee was $1,377,665 and $1,512,190, respectively.

At March 31, 2024 and at December 31, 2023, the fees payable to the Sponsor were $467,073 and $509,494, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2024 and 2023.

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

abrdn Platinum ETF Trust

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

The Trust holds platinum and is expected to issue Baskets in exchange for deposits of platinum and to distribute platinum in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of  physical platinum, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in platinum.

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

The Quarter Ended March 31, 2024

The Trust's NAV decreased from $997,445,666 at December 31, 2023 to $919,981,811 at March 31, 2024, a 7.77% decrease for the period. The change in the Trust's NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 9.30% from $1,000.00 at December 31, 2023 to $907.00 at March 31, 2024 and a increase in outstanding Shares, which increased from 10,850,000 Shares at December 31, 2023 to 11,050,000 Shares at March 31, 2024, as a result of 600,000 Shares (12 Baskets) being created and 400,000 Shares (8 Baskets) being redeemed during the quarter.

The NAV per Share decreased 9.43% from $91.93 at March 31, 2023 to $83.26 at March 31, 2024. The Trust's NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor's Fee, which was $1,377,665 for the period, or 0.60% of the Trust's ANAV on an annualized basis.

The NAV per Share of $91.93 at January 1, 2024 was the highest during the period, compared with a low of $80.08 at March 1, 2024.

The decrease in net assets from operations for the quarter ended March 31, 2024 was $93,304,014, resulting from a realized loss of $34,789 on the transfer of platinum to pay expenses, a realized loss of $1,718,405 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $90,173,155, and the Sponsor's Fee of $1,377,665. Other than the Sponsor's Fee, the Trust had no expenses during the quarter ended March 31, 2024.

The Quarter Ended March 31, 2023

The Trust's NAV decreased from $1,096,553,007 at December 31, 2022 to $960,292,516 at March 31, 2023, a 12.43% decrease for the period. The change in the Trust's NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 4.85% from $1,031.00 at December 31, 2022 to $981.00 at March 31, 2023 and a decrease in outstanding Shares, which decreased from 11,500,000 Shares at December 31, 2022 to 10,600,000 Shares at March 31, 2023, as a result of 200,000 Shares (4 Baskets) being created and 1,100,000 Shares (22 Baskets) being redeemed during the quarter.

The NAV per Share decreased 4.99% from $95.35 at December 31, 2022 to $90.59 at March 31, 2023. The Trust's NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor's Fee, which was $1,512,190 for the period, or 0.60% of the Trust's ANAV on an annualized basis.

The NAV per Share of $101.72 at January 11, 2023 was the highest during the period, compared with a low of $84.28 at February 16, 2023.

The decrease in net assets from operations for the period ended March 31, 2023 was $52,206,008, resulting from a realized gain of $73,967 on the transfer of platinum to pay expenses and a realized gain of $4,769,773 on platinum distributed for the redemption of Shares, offset by a change in unrealized loss on investment in platinum of $55,537,558, and the Sponsor's Fee of $1,512,190. Other than the Sponsor's Fee, the Trust had no expenses during the period ended March 31, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2024:

12 Baskets were created.

8 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
January 2024	1	50,000	0.092
February 2024	4	200,000	0.092
March 2024	3	150,000	0.092
	8	400,000	0.092

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the three months ended March 31, 2024.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Platinum ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 9, 2024	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.