Form 10-Q
period 2024-06-30
abrdn Platinum ETF Trust
filed 2024-08-09
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

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

As of August 7, 2024 abrdn Platinum ETF Trust had 11,150,000 abrdn Physical Platinum Shares ETF outstanding.

abrdn Platinum ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

abrdn Platinum ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: June 30, 2024: $978,806; December 31, 2023: $964,036)	$1,030,105	$997,955
Total assets	1,030,105	997,955

LIABILITIES
Fees payable to Sponsor	517	509
Total liabilities	517	509

NET ASSETS(1)	$1,029,588	$997,446

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at June 30, 2024 were 11,100,000 and at December 31, 2023 were 10,850,000. Net asset values per Share at June 30, 2024 and December 31, 2023 were $92.76 and $91.93, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,017,890.3	$978,806	$1,030,105	100.05%
Total investment in platinum	1,017,890.3	$978,806	$1,030,105	100.05%
Less liabilities			(517)	(0.05)%
Net Assets			$1,029,588	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	997,955.2	$964,036	$997,955	100.05%
Total investment in platinum	997,955.2	$964,036	$997,955	100.05%
Less liabilities			(509)	(0.05)%
Net Assets			$997,446	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,535	$1,459	$2,912	$2,971
Total expenses	1,535	1,459	2,912	2,971

Net investment loss	(1,535)	(1,459)	(2,912)	(2,971)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	(11)	83	(46)	157
Realized gain / (loss) on platinum distributed for the redemption of Shares	1,372	4,630	(346)	9,400
Change in unrealized gain / (loss) on investment in platinum	107,553	(86,275)	17,380	(141,813)
Total gain/(loss) on investment in platinum	108,914	(81,562)	16,988	(132,256)

Change in net assets from operations	$107,379	$(83,021)	$14,076	$(135,227)

Net increase / (decrease) in net assets per Share	$9.50	$(7.85)	$1.26	$(12.52)

Weighted average number of Shares	11,297,253	10,569,780	11,156,319	10,804,972

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	11,050,000	$919,982	10,600,000	$960,293
Net investment loss		(1,535)		(1,459)
Realized gain on investment in platinum		1,361		4,713
Change in unrealized gain/(loss) on investment in platinum		107,553		(86,275)
Creations	450,000	38,864	650,000	60,878
Redemptions	(400,000)	(36,637)	(450,000)	(44,858)
Closing balance	11,100,000	$1,029,588	10,800,000	$893,292

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	10,850,000	$997,446	11,500,000	$1,096,553
Net investment loss		(2,912)		(2,971)
Realized (loss) / gain on investment in platinum		(392)		9,557
Change in unrealized gain/(loss) on investment in platinum		17,380		(141,813)
Creations	1,050,000	88,395	850,000	79,891
Redemptions	(800,000)	(70,329)	(1,550,000)	147,925
Closing balance	11,100,000	$1,029,588	10,800,000	$893,292

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$83.26	$90.59	$91.93	$95.35
Income from investment operations:
Net investment loss	(0.14)	(0.14)	(0.26)	(0.27)
Total realized and unrealized gains or losses on investment in platinum	9.64	(7.74)	1.09	(12.37)
Change in net assets from operations	9.50	(7.88)	0.83	(12.64)

Net asset value per Share at end of period	$92.76	$82.71	$92.76	$82.71

Weighted average number of Shares	11,297,253	10,569,780	11,156,319	10,804,972

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	11.41%	(8.70)%	0.90%	(13.26)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust’s platinum. Prior to May 23, 2024, JPMorgan Chase Bank N.A. (“JPMorgan”) served as custodian of the Trust’s platinum, and will continue to provide custody services until all of the Trust’s platinum is transferred to ICBC. At June 30, 2024, approximately 39.90% of the Trust’s platinum remained at JPMorgan, while 60.10% had been transferred to ICBC. At June 30, 2024, none of the Trust’s platinum was held by a sub-custodian.

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

The LME is responsible for the administration of the electronic platinum price fixing system (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LBMA Platinum Price AM”) and 2:00 p.m. London time (the “LBMA Platinum Price PM”).

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2024	December 31, 2023
Level 1
Investment in platinum	$1,030,105	$997,955

There were no transfers between levels during the six months ended June 30, 2024 or the year ended December 31, 2023.

2.3.	Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At June 30, 2024, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

Notes to the Financial Statements (Unaudited)

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective May 28, 2024, the standard settlement period for Shares is one business day. Prior to May 28, 2024, the settlement period for Shares was two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When platinum is exchanged in settlement of a redemption, it is considered a sale of platinum for financial statement purposes.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2024 or December 31, 2023.

2.6.	Investment in Platinum

Changes in ounces of platinum and their respective values for the three and six months ended June 30, 2024 and 2023 are set out below:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,014,827.9	979,399.2
Creations	41,290.5	55,357.4
Redemptions	(36,673.9)	(41,530.5)
Transfers of platinum to pay expenses	(1,554.2)	(1,485.2)
Closing balance	1,017,890.3	991,740.9

Investment in platinum
Opening balance	$920,449	$960,791
Creations	38,864	56,728
Redemptions	(36,637)	(44,858)
Realized gain on platinum distributed for the redemption of Shares	1,372	4,630
Transfers of platinum to pay expenses	(1,485)	(1,521)
Realized gain / (loss) on platinum transferred to pay expenses	(11)	83
Change in unrealized gain / (loss) on investment in platinum	107,553	(86,275)
Closing balance	$1,030,105	$889,578

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	997,955.2	1,064,119.5
Creations	96,412.7	73,848.3
Redemptions	(73,415.1)	(143,196.1)
Transfers of platinum to pay expenses	(3,062.5)	(3,030.8)
Closing balance	1,017,890.3	991,740.9

Investment in platinum
Opening balance	$997,955	$1,097,107
Creations	88,395	75,741
Redemptions	(70,329)	(147,925)
Realized (loss) / gain on platinum distributed for the redemption of Shares	(346)	9,400
Transfers of platinum to pay expenses	(2,904)	(3,089)
Realized gain / (loss) on platinum transferred to pay expenses	(46)	157
Change in unrealized gain / (loss) on investment in platinum	17,380	(141,813)
Closing balance	$1,030,105	$889,578

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended June 30, 2024 and 2023, the Sponsor’s Fee was $1,534,625 and $1,459,177, respectively. For the six months ended June 30, 2024 and 2023, the Sponsor’s Fee was $2,912,290 and $2,971,368, respectively.

At June 30, 2024 and at December 31, 2023, the fees payable to the Sponsor were $517,311 and $509,494, respectively.

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2024 and 2023.

Unless otherwise directed by the Sponsor, when selling platinum, the Trustee will endeavor to sell at the price established by the LBMA Platinum Price PM. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such platinum only if the sale transaction is made at the next LBMA Platinum Price PM or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the platinum sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

At the Evaluation Time, the Trustee values the Trust’s platinum on the basis of that day’s LBMA Platinum Price PM or, if no LBMA Platinum Price PM is made on such day, that day’s LBMA Platinum Price AM will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA Platinum Price PM, the LBMA Platinum Price AM or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s platinum is not an appropriate basis for evaluation of the Trust’s platinum, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA Platinum Price PM, the LBMA Platinum Price AM or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s platinum or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

The Quarter Ended June 30, 2024

The Trust’s NAV increased from $919,981,811 at March 31, 2024 to $1,029,587,672 at June 30, 2024, a 11.91% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of platinum, which rose 11.58% from $907.00 at March 31, 2024 to $1,012.00 at June 30, 2024 and an increase in outstanding Shares, which increased from 11,050,000 Shares at March 31, 2024 to 11,100,000 Shares at June 30, 2024, as a result of 450,000 Shares (9 Baskets) being created and 400,000 Shares (8 Baskets) being redeemed during the quarter.

The NAV per Share increased 11.41% from $83.26 at March 31, 2024 to $92.76 at June 30, 2024. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $1,534,625 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $97.68 at May 17, 2024 was the highest during the period, compared with a low of $83.04 at April 23, 2024.

The increase in net assets from operations for the quarter ended June 30, 2024 was $107,379,422, resulting from a realized gain of $1,371,949 on platinum distributed for the redemption of Shares, and a change in unrealized gain on investment in platinum of $107,552,670, offset by a realized loss of $10,572 on the transfer of platinum to pay expenses and the Sponsor’s Fee of $1,534,625. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2024.

The Six Months Ended June 30, 2024

The Trust’s NAV increased from $997,445,666 at December 31, 2023 to $1,029,587,672 at June 30, 2024, a 3.22% increase for the period. The change in the Trust’s NAV resulted from an increase in the price per ounce of platinum, which rose 1.20% from $1,000.00 at December 31, 2023 to $1,012.00 at June 30, 2024 and an increase in outstanding Shares, which increased from 10,850,000 Shares at December 31, 2023 to 11,100,000 Shares at June 30, 2024, as a result of 1,050,000 Shares (21 Baskets) being created and 800,000 Shares (16 Baskets) being redeemed during the period.

The NAV per Share increased 0.90% from $91.93 at December 31, 2023 to $92.76 at June 30, 2024. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $2,912,090 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $97.68 at May 17, 2024 was the highest during the period, compared with a low of $80.08 at March 1, 2024.

abrdn Platinum ETF Trust

The increase in net assets from operations for the period ended June 30, 2024 was $14,075,408, resulting from a change in unrealized gain on investment in platinum of $17,379,515, offset by a realized loss of $45,761 on the transfer of platinum to pay expenses, a realized loss of $346,456 on platinum distributed for the redemption of Shares, and the Sponsor’s Fee of $2,912,090. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

abrdn Platinum ETF Trust

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2024:

9 Baskets were created.

8 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
April 2024	—	—	—
May 2024	2	100,000	0.092
June 2024	6	300,000	0.092
	8	400,000	0.092

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangements for the three months ended June 30, 2024.

abrdn Platinum ETF Trust

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Platinum ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 9, 2024	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.