Form 10-Q
period 2024-09-30
abrdn Platinum ETF Trust
filed 2024-11-12
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_________________to___________________

Commission File Number: 001-34590

abrdn Platinum ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC
1900 Market Street, Suite 200 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Platinum Shares ETF	PPLT	NYSE Arca

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

As of  November 7, 2024, abrdn Platinum ETF Trust had 11,750,000 abrdn Physical Platinum Shares ETF outstanding.

abrdn Platinum ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

abrdn Platinum ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024	December 31, 2023
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: September 30, 2024: $977,013; December 31, 2023: $964,036)	$1,001,099	$997,955
Total assets	1,001,099	997,955

LIABILITIES
Fees payable to Sponsor	495	509
Total liabilities	495	509

NET ASSETS(1)	$1,000,604	$997,446

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2024 were 11,100,000 and at December 31, 2023 were 10,850,000. Net asset values per Share at September 30, 2024 and December 31, 2023 were $90.14 and $91.93, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	1,016,344.4	$977,013	$1,001,099	100.05%
Total investment in platinum	1,016,344.4	$977,013	$1,001,099	100.05%
Less liabilities			(495)	(0.05)%
Net Assets			$1,000,604	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000's of US$, except for oz and percentage data)
Platinum	997,955.2	$964,036	$997,955	100.05%
Total investment in platinum	997,955.2	$964,036	$997,955	100.05%
Less liabilities			(509)	(0.05)%
Net Assets			$997,446	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$1,486	$1,432	$4,398	$4,403
Total expenses	1,486	1,432	4,398	4,403
Net investment loss	(1,486)	(1,432)	(4,398)	(4,403)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	16	(35)	(30)	122
Realized gain / (loss) on platinum distributed for the redemption of Shares	262	(326)	(85)	9,074
Change in unrealized (loss) / gain on investment in platinum	(27,213)	28,301	(9,833)	(113,512)
Total (loss)/gain on investment in platinum	(26,935)	27,940	(9,948)	(104,316)

Change in net assets from operations	$(28,421)	$26,508	$(14,346)	$(108,719)

Net increase / (decrease) in net assets per Share	$(2.55)	$2.47	$(1.29)	$(10.09)

Weighted average number of Shares	11,139,674	10,728,261	11,150,730	10,779,121

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	11,100,000	$1,029,588	10,800,000	$893,292
Net investment loss		(1,486)		(1,432)
Realized gain / (loss) on investment in platinum		278		(361)
Change in unrealized (loss)/gain on investment in platinum		(27,213)		28,301
Creations	400,000	34,905	350,000	29,356
Redemptions	(400,000)	(35,468)	(450,000)	(39,863)
Closing balance	11,100,000	$1,000,604	10,700,000	$909,293

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(Amounts in 000's of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	10,850,000	$997,446	11,500,000	$1,096,553
Net investment loss		(4,398)		(4,403)
Realized (loss) / gain on investment in platinum		(115)		9,196
Change in unrealized (loss) on investment in platinum		(9,833)		(113,512)
Creations	1,450,000	123,300	1,200,000	109,248
Redemptions	(1,200,000)	(105,796)	(2,000,000)	(187,789)
Closing balance	11,100,000	$1,000,604	10,700,000	$909,293

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$92.76	$82.71	$91.93	$95.35
Income from investment operations:
Net investment loss	(0.13)	(0.13)	(0.39)	(0.41)
Total realized and unrealized gains or losses on investment in platinum	(2.49)	2.40	(1.40)	(9.96)
Change in net assets from operations	(2.62)	2.27	(1.79)	(10.37)

Net asset value per Share at end of period	$90.14	$84.98	$90.14	$84.98

Weighted average number of Shares	11,139,674	10,728,261	11,150,730	10,779,121

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	(2.82)%	2.74%	(1.95)%	(10.88)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust's management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2024, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (“ICBC”), providing for the custody of the Trust's platinum. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s platinum. At September 30, 2024, all of the Trust’s platinum was held at ICBC.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2024	December 31, 2023
Level 1
Investment in platinum	$1,001,099	$997,955

There were no transfers between levels during the nine months ended September 30, 2024 or the year ended December 31, 2023.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within one business day of the trade date. At September 30, 2024, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

2.4.    Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000  Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions; (2) is a participant in The Depository Trust Company; (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor; and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other platinum bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the platinum required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated platinum account established with the Custodian or a platinum bullion clearing bank by an Authorized Participant.

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

Notes to the Financial Statements (Unaudited)

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective May 28, 2024, the settlement standard period for Shares is one business day. Prior to May 28, 2024, the settlement period for Shares was two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When platinum is exchanged in settlement of a redemption, it is considered a sale of platinum for financial statement purposes.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2024 or December 31, 2023.

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the three and nine months ended September 30, 2024 and 2023 are set out below:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,017,890.3	991,740.9
Creations	36,631.1	36,855.3
Redemptions	(36,625.6)	(41,461.6)
Transfers of platinum to pay expenses	(1,551.4)	(1,498.6)
Closing balance	1,016,344.4	985,636.0

Investment in platinum
Opening balance	$1,030,105	$889,578
Creations	34,905	33,506
Redemptions	(35,468)	(39,863)
Realized gain / (loss) on platinum distributed for the redemption of Shares	262	(326)
Transfers of platinum to pay expenses	(1,508)	(1,419)
Realized gain / (loss) on platinum transferred to pay expenses	16	(35)
Change in unrealized (loss) / gain on investment in platinum	(27,213)	28,301
Closing balance	$1,001,099	$909,742

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	997,955.2	1,064,119.5
Creations	133,043.8	110,703.5
Redemptions	(110,040.7)	(184,657.7)
Transfers of platinum to pay expenses	(4,613.9)	(4,529.3)
Closing balance	1,016,344.4	985,636.0

Investment in platinum
Opening balance	$997,955	$1,097,107
Creations	123,300	109,248
Redemptions	(105,796)	(187,789)
Realized (loss) / gain on platinum distributed for the redemption of Shares	(85)	9,074
Transfers of platinum to pay expenses	(4,412)	(4,508)
Realized (loss) / gain on platinum transferred to pay expenses	(30)	122
Change in unrealized (loss) on investment in platinum	(9,833)	(113,512)
Closing balance	$1,001,099	$909,742

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

For the three months ended September 30, 2024 and 2023, the Sponsor's Fee was $1,485,499 and $1,431,625, respectively. For the nine months ended September 30, 2024 and 2023, the Sponsor's Fee was $4,397,789 and $4,402,993, respectively.

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

At September 30, 2024 and at December 31, 2023, the fees payable to the Sponsor were $495,431 and $509,494, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust's platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust's holdings of assets other than platinum. Other than the Sponsor's Fee, the Trust had no expenses during the three and nine months ended September 30, 2024 and 2023.

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

2.8.    Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. During this period, the following material subsequent events were identified.

Effective November 12, 2024, immediately following the filing of this report, Brian Kordeck resigned as Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck had served as Principal Financial Officer of the Registrant. Effective November 12, 2024, Sharon Ferrari was appointed Treasurer and Chief Financial Officer of the Sponsor. Ms. Ferrari will serve as Principal Financial Officer of the Registrant.

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

The Quarter Ended September 30, 2024

The Trust's NAV decreased from $1,029,587,672 at June 30, 2024 to $1,000,603,638 at September 30, 2024, a 2.82% decrease for the quarter. The change in the Trust's NAV resulted from a decrease in the price per ounce of platinum, which fell 2.67% from $1,012.00 at June 30, 2024 to $985.00 at September 30, 2024. There was no change in outstanding Shares, which stayed the same from 11,100,000 Shares at June 30, 2024 to 11,100,000 Shares at September 30, 2024, as a result of 400,000 Shares (8 Baskets) being created and 400,000 Shares (8 Baskets) being redeemed during the quarter.

The NAV per Share decreased 2.82% from $92.76 at June 30, 2024 to $90.14 at September 30, 2024. The Trust's NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor's Fee, which was $1,485,499 for the quarter, or 0.60% of the Trust's ANAV on an annualized basis.

The NAV per Share of $93.76 at July 5, 2024 was the highest during the period, compared with a low of $83.32 at September 4, 2024.

The decrease in net assets from operations for the quarter ended September 30, 2024 was $28,421,262, resulting from a realized gain of $15,497 on the transfer of platinum to pay expenses, a realized gain of $261,673 on platinum distributed for the redemption of Shares, offset by a change in unrealized loss on investment in platinum of $27,212,933, and the Sponsor's Fee of $1,485,499. Other than the Sponsor's Fee, the Trust had no expenses during the quarter ended September 30, 2024.

The Nine Months Ended September 30, 2024

The Trust's NAV increased from $997,445,666 at December 31, 2023 to $1,000,603,638 at September 30, 2024, a 0.32% increase for the period. The change in the Trust's NAV resulted from a decrease in the price per ounce of platinum,which fell 1.50% from $1,000.00 at December 31, 2023 to $985.00 at September 30, 2024 and an increase in outstanding Shares, which increased from 10,850,000 Shares at December 31, 2023 to 11,100,000 Shares at September 30,2024, as a result of 1,450,000 Shares (29 Baskets) being created and 1,200,000 Shares (24 Baskets) being redeemed.

The NAV per Share decreased 1.95% from $91.93 at December 31, 2023 to $90.14 at September 30, 2024. The Trust's NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor's Fee, which was $4,397,789 for the period, or 0.60% of the Trust's ANAV on an annualized basis.

The NAV per Share of $97.68 at May 17, 2024 was the highest during the period, compared with a low of $80.08 at March 1, 2024.

The decrease in net assets from operations for the period ended September 30, 2024 was $14,345,853, resulting from a realized loss of $29,864 on the transfer of platinum to pay expenses and a realized loss of $84,783 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $9,833,417, and the Sponsor's Fee of $4,397,789. Other than the Sponsor's Fee, the Trust had no expenses during the period ended September 30, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2024, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2024:

8 Baskets were created.

8 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
July 2024	1	50,000	0.092
August 2024	1	50,000	0.092
September 2024	6	300,000	0.092
	8	400,000	0.092

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangements for the three months ended September 30, 2024.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

abrdn Platinum ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 12, 2024	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	/s/ Brian Kordeck*
Brian Kordeck **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.