Form 10-K
period 2024-12-31
abrdn Platinum ETF Trust
filed 2025-02-28
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2024 as reported by the NYSE Arca, Inc. on that date: $1,015,317,000.

As of February 26, 2025, abrdn Platinum ETF Trust had 11,900,000 abrdn Physical Platinum Shares ETF outstanding.

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

The sponsor of the Trust is abrdn ETFs Sponsor LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is ICBC Standard Bank Plc (the “Custodian” or “ICBC”).

The Trust’s Shares at redeemable value increased from $997,445,666 at December 31, 2023 to $1,018,947,768 at December 31, 2024, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 10,850,000 at December 31, 2023 to 12,200,000 at December 31, 2024.

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

The Sponsor of the registrant maintains an Internet website at www.abrdn.com/us/etf through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.

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

PGM mining is heavily concentrated in southern Africa (South Africa and Zimbabwe), with smaller percentages coming from the United States, Russia and other locations. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the second largest producer of platinum. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 83% of platinum supply in 2023.

World Platinum Supply and Demand 2014-2023

The following table sets forth a summary of the world platinum supply and demand over the past 10 years (from 2014 to 2023) and is based on information reported by Johnson Matthey, PGM Market Reports (2015 – 2024).

(thousands of ounces)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Supply
South Africa	3,546	4,572	4,392	4,450	4,467	4,344	3,243	4,609	3,965	4,001
Russia	700	670	714	720	687	721	699	638	450	780
North America	340	339	370	368	370	367	334	279	280	288
Zimbabwe	401	400	489	466	474	451	482	465	488	515
Others	167	158	162	157	152	154	205	222	203	207
Total primary supply	5,154	6,139	6,127	6,161	6,150	6,037	4,963	6,213	5,386	5,791

Recycling
Autocatalyst	1,255	1,136	1,132	1,249	1,332	1,389	1,157	1,236	1,205	1,036
Electrical	28	30	32	35	38	40	37	43	39	37
Jewellery	762	574	738	746	699	663	506	367	273	227
Total secondary supply	2,045	1,740	1,902	2,030	2,069	2,092	1,700	1,646	1,517	1,300

Total combined supply	7,199	7,879	8,029	8,191	8,219	8,129	6,663	7,859	6,903	7,091

Demand by Application
Auto	3,062	3,273	3,339	3,061	2,815	2,589	2,024	2,410	2,747	3,342
Chemical	576	502	477	453	654	662	614	670	695	647
Dental & Biomedical	214	215	218	238	241	254	218	224	251	264
Electrical & Electronics	225	228	232	224	228	216	227	263	247	195
Glass	143	227	247	314	501	490	560	836	708	776
Investment	277	451	620	361	67	1,131	1,022	(28)	(565)	46
Jewelry	2,839	2,746	2,413	2,385	2,258	2,073	1,657	1,468	1,391	1,361
Petroleum	172	140	186	228	380	262	285	223	240	174
Pollution Control	—	—	—	184	193	190	181	214	234	275
Other	468	494	535	530	531	542	417	444	483	529
Total demand	7,976	8,276	8,267	7,978	7,868	8,409	7,205	6,724	6,431	7,609

Movements in Stocks	(777)	(397)	(238)	213	351	(280)	(542)	1,135	472	(518)

Source: Johnson Matthey PGM Market Report (2015-2024).

[1]	Primary supply: Supply figures represent sales of primary PGM by producers and are allocated to the region where mining took place, rather than the region of subsequent processing.
[2]

Secondary supply: Secondary supply is the quantity of metal recovered from open-loop recycling (i.e. where the original purchaser does not retain ownership of the PGM). Outside the automotive, jewelry and electronics markets, open-loop recycling is negligible.

[3]	Automotive recycling represents the weight of metal recovered from end-of-life vehicles and aftermarket scrap. It does not include warranty or production scrap.
[4]

Demand: Demand figures for any given application represent the sum of industry demand for new metal in that application, net of any closed-loop recycling (i.e. where industry participants retain ownership of the metal: an example would be recycling of spent chemical catalysts where the metal is retained to be used on fresh catalyst that replaces the spent charge).

[5]

Automotive demand is allocated to the region where the vehicle is manufactured and is accounted for at the time of vehicle production. It includes emissions catalysts on vehicles, motorcycles and three-wheelers, as well as fuel cell vehicles. Non-road mobile machinery is counted as industrial demand, in the pollution control category.

[6]	Jewelry demand is allocated to the region where the finished jewelry is manufactured, not sold.
[7]

Movements in stocks: This figure gives the overall market balance in any one year and reflects the extent of stocks that must be mobilized to balance the market in that year. It is thus a proxy for changes in stocks held by fabricators, dealers, banks and depositories, but excludes stocks held by primary and secondary refiners and final consumers. A positive figure (market surplus) thus reflects an increase in global market stocks. A negative value (market deficit) indicates a decrease in global market stocks.

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing approximately 71.4% of total mine supply over the past 10 years (2014-2023). Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 11.7% of total mine supply over the past ten years ended 2023. Scrap supply from recycling of autocatalyst and other sources have accounted for about 24% of total supply over the last 10 years.

Over the ten years ended December 2023, jewelry demand for platinum peaked at approximately 36% of total demand in 2014. Jewelry demand has since declined to 18% total demand in 2023, following a consistent downward trend. Automotive demand for platinum, which accounted for around 36% of total demand at the end of 2014, has increased to roughly 44% of total demand as of the end of 2023. Following two consecutive years of growth, investment demand fell from a high of 14% in 2020 into negative territory in 2022 at (9%) but improved to 1% in 2023. Pollution control demand, which captures the production demand of non-road vehicles such as agricultural equipment and industrial machinery as well as small engines and stationary source emissions controls in factories that use technology that is similar to autocatalysts, increased to 4% of total demand in 2023.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 31, 2014 to December 31, 2024 and is based on information provided by Bloomberg:

Source: Bloomberg, abrdn. Chart data from 12/31/2014 to 12/31/2024. Spo Platinum Price = PLTMLNPM Index.

The following is a discussion of the movements in the price of platinum illustrated by the table:

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

In 2023, a decrease in platinum production in South Africa, the world’s leading producer, has continued to impact global supply (see “World Platinum Supply and Demand in 2023” above for additional discussion). While industry analysis groups see potential for a nearly 1-million-ounce deficit in platinum in 2023, the price performance has not reflected this sentiment over the course of the year as the market remains well supplied pulling from existing above ground stockpiles. Despite a positive outlook at the beginning of the year, fueled by China’s loosening of Covid-related restrictions, that drove the price as high as $1,128 per ounce on April 21, 2023, the Chinese economic rebound disappointed investors and led the price of platinum to fall as low as $850 per ounce on November 13, 2023. While an end-of-year rally saw the price of platinum increase roughly 18% off the yearly low to $1,000 per ounce, platinum ended the year approximately 3% below its 2022 closing price.

In 2024, mining production in South Africa has continued to impact global supply, as the country experiences some remaining power supply disruptions, although at a far lower pace than in 2023. Political instability, inflation and volatile market prices have compressed profit margins and subsequently led to a decrease in expected supply from the world's leading producer. As a result, platinum markets remained volatile throughout the year while prices have not responded to the existing supply side deficit as above ground stocks are being worked through. An increase in expected automotive demand provided some tailwinds during the first half of the year sent the spot price of platinum as high as $1,065 per ounce on May 17, 2024. However, the lackluster Chinese economic rebound and disappointing level of stimulus turned to headwinds as the price retreated to $910 per ounce. The risk of additional sanctions on Russian metal exports in October provided some temporary price support, however market fears over supply restrictions quickly dissipated, and prices retreated once more. Headwinds grew as the US election resulted in an increased potential of tariffs that are large enough to slow global economic growth and the spot price of platinum ended the year down -8.6%, at $914 per ounce.

Operation of the Platinum Market

The global trade in platinum consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global platinum trading. Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market making members of the London Platinum and Palladium Market (“LPPM”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the LPPM. Five member participants of the LPPM are currently participating in the electronic LBMA Platinum Price PM (as described below) process administered by the London Metal Exchange (“LME”). The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open outcry meeting place.

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

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the platinum market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York, and other centers coincides with futures and options trading on the Commodity Exchange, Inc. (“COMEX”), a designated contract market within the CME Group. This period lasts for approximately four hours each New York business day morning.

The Platinum Market

The Zurich and London Platinum Bullion Markets

Although the market for physical platinum is distributed globally, most platinum is stored and most OTC market trades are cleared through London and Zurich. In addition to coordinating market activities, the LPPM acts as the principal point of contact between the market and its regulators. A primary function of the LPPM is its involvement in the promotion of refining standards by maintenance of the “London/Zurich Good Delivery Lists,” which are the lists of LPPM accredited refiners of platinum. The LPPM also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

Platinum is traded generally on a “loco London” or “loco Zurich” basis, meaning the precious metal is physically held in vaults in London or Zurich or is transferred into accounts established in London or Zurich. Delivery of the platinum can either be by physical delivery or through the clearing systems to an unallocated account.

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

Since December 1, 2014, the LME has been administering the operation of an electronic platinum bullion price fixing system (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LBMA Platinum Price AM”) and 2:00 p.m. London time (the “LBMA Platinum Price PM”). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LBMA Platinum Price PM. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks, (the “IOSCO Principles”).

Daily during London trading hours the LBMA Platinum Price AM and the LBMA Platinum Price PM each provide reference platinum prices for that day’s trading. Many long-term contracts will be priced on the basis of either the LBMA Platinum Price AM or the LBMA Platinum Price PM, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The Trust values its platinum on the basis of the LBMA Platinum Price PM. If on a day when the Trust’s NAV is being calculated, the LBMA Platinum Price PM is not available or has not been announced by 4:00 p.m. New York time, the Trustee is authorized to use the LBMA Platinum Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s platinum based on the most recently announced LBMA Platinum Price PM or LBMA Platinum Price AM.

Formal participation in the LBMA Platinum Price PM is limited to participating LPPM members. Five LPPM members are currently participating in establishing the LBMA Platinum Price PM (Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank plc, Johnson Matthey plc and BASF Metals Ltd.). Any other market participant wishing to participate in the trading on the LBMA Platinum Price PM is required to do so through one of the participating LPPM members.

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

The LBMA and the LME have asserted that the LME’s electronic price fixing processes are similar to the non-electronic processes previously used to establish the applicable London platinum fix where the London platinum fix process adjusted the platinum price up or down until all the buy and sell orders entered by the participating LPPM members are matched, at which time the price was declared fixed. Nevertheless, the LBMA Platinum Price PM has several advantages over the previous London platinum fix. The LME’s electronic price fixing processes are intended to be transparent. The LME asserts that its electronic price fixing processes are fully auditable by third parties since an audit trail exists from the beginning of each fixing session. The LME also asserts that the market operation, compliance, internal audit and third-party complaint handling capabilities of the LME supports the integrity of the LBMA Platinum Price PM.

Since December 1, 2014, the Sponsor determined that the London platinum fix, which has been revised based on the new LME method and is now known as the LBMA Platinum Price (PM), which we refer to herein as the LBMA Platinum Price PM, is an appropriate basis for valuing platinum bullion received upon purchase of the Trust’s Shares, delivered upon redemption of the Trust’s Shares and for determining the value of the Trust’s platinum bullion each trading day. The Sponsor also determined that the LME PM Fix fairly represents the commercial value of platinum bullion held by the Trust and the “Benchmark Price” (as defined in Trust Agreement) as of any day is such day’s LBMA Platinum Price PM or such day’s LBMA Platinum Price AM if such day’s LBMA Platinum Price PM is not available.

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

At the Evaluation Time, the Trustee values the Trust’s platinum on the basis of that day’s LBMA Platinum Price PM or, if no LBMA Platinum Price PM is made on such day or has not been announced by the Evaluation Time, the LBMA Platinum Price AM announced on that day will be used. If neither price is available for that day, the Trust will value its palladium based on the most recently announced LBMA Platinum Price PM or LBMA Platinum Price AM, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the applicable LBMA Platinum Price PM or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s platinum is not an appropriate basis for evaluation of the Trust’s platinum, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LME PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s platinum or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith. See “Operation of the Platinum Market—the Platinum Market”for a description of the LBMA Platinum Price PM.

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

The Sponsor and the Shareholders may rely on any evaluation furnished by the Trustee, and the Sponsor has no responsibility for the evaluation’s accuracy. The determinations the Trustee makes will be made in good faith upon the basis of, and the Trustee will not be liable for any errors contained in, information reasonably available to it. The Trustee will not be liable to the Sponsor, The Depository Trust Company (“DTC”). Authorized Participants, the Shareholders or any other person for errors in judgment. However, the preceding liability exclusion will not protect the Trustee against any liability resulting from bad faith or gross negligence in the performance of its duties.

On May 23, 2024, the Sponsor entered into an Amendment (the “Trust Amendment”) to the Depositary Trust Agreement (the “Trust Agreement”) with the Trustee. The Trust Amendment reflects the following changes, effective as of June 18, 2024, as approved and directed by the Sponsor on behalf of the Trust: (1) the amendment of the definition of “Benchmark Price” to mean, “as of any day, (i) such day’s LBMA Platinum Price PM or such day’s LBMA Platinum Price AM if such day’s LBMA Platinum Price PM is not available; or (ii) such other publicly available price which is reasonably available to the Trustee at no cost to the Trustee and which the Sponsor may determine fairly represents the commercial value of platinum held by the Trust and instructs the Trustee to use as the Benchmark Price”; (2) the deletion and replacement of the defined term for “London PM Fix” with the defined term “LBMA Platinum Price PM”, which means “the price of a troy ounce of platinum as determined by the LME, the third party administrator of the London platinum price selected by the LBMA, or any successor administrator of the London [platinum price, at or about 2:00 p.m. London, England time”; and (3) the addition of the new definition for “LBMA Platinum Price AM” which means “the price of a troy ounce of platinum as determined by the LME, the third party administrator of the London platinum price selected by the LBMA, or any successor administrator of the London platinum price, at or about 9:45 a.m. London, England time.

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

The Sponsor’s Fee is paid by delivery of platinum to an account maintained by the Custodian for the Sponsor on an unallocated basis, monthly on the first business day of the month in respect of fees payable for the prior month. The delivery is of that number of ounces of platinum which equals the daily accrual of the Sponsor’s Fee for such prior month calculated at the LBMA Platinum Price PM.

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

The Sponsor’s Fee for the year ended December 31, 2024 was $5,968,067 (December 31, 2023: $5,772,056; December 31, 2022: $6,556,049).

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

Prior to initiating any creation or redemption order, an Authorized Participant must have entered into an agreement with the Custodian or a platinum clearing bank to establish an Authorized Participant Unallocated Account in London (Authorized Participant Unallocated Bullion Account Agreement). Authorized Participant Unallocated Accounts may only be used for transactions with the Trust. Platinum held in Authorized Participant Unallocated Accounts is typically not segregated from the Custodian’s or other platinum clearing bank’s assets, as a consequence of which an Authorized Participant will have no proprietary interest in any specific plates or ingots of platinum held by the Custodian or the platinum clearing bank. Credits to its Authorized Participant Unallocated Account are therefore at risk of the Custodian’s or other platinum clearing bank’s insolvency. No fees will be charged by the Custodian for the use of the Authorized Participant Unallocated Account as long as the Authorized Participant Unallocated Account is used solely for platinum transfers to and from the Trust Unallocated Account and the Custodian (or one of its affiliates) receives compensation for maintaining the Trust Allocated Account. Authorized Participants should be aware that the Custodian’s liability threshold under the Authorized Participant Unallocated Bullion Account Agreement is generally gross negligence, not negligence, which is the Custodian’s liability threshold under the Trust’s Custody Agreements.

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

All platinum is delivered to the Trust and distributed by the Trust in unallocated form through credits and debits between Authorized Participant Unallocated Accounts and the Trust Unallocated Account. Platinum transferred from an Authorized Participant Unallocated Account to the Trust in unallocated form will first be credited to the Trust Unallocated Account. Thereafter, the Custodian will allocate, specific plates or ingots of platinum, in each case representing the amount of platinum credited to the Trust Unallocated Account (to the extent such amount is representable by whole platinum plates or ingots) to the Trust Allocated Account. The movement of platinum is reversed for the distribution of platinum to an Authorized Participant in connection with the redemption of Baskets.

All physical platinum represented by a credit to any Authorized Participant Unallocated Account and to the Trust Unallocated Account and all physical platinum held in the Trust Allocated Account with the Custodian must be of at least a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%) and otherwise conform to the rules, regulations practices and customs of the LPPM, including the specifications for a Good Delivery Platinum Plate or Ingot.

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

Creation Procedures

On any business day, an Authorized Participant may place an order with the Trustee to create one or more Baskets. Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of platinum in the United Kingdom, or another jurisdiction will occur on “business days” when (1) banks in the United Kingdom or other jurisdiction and (2) the London platinum markets are regularly open for business. If such banks or the London platinum markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day. Redemption settlements including platinum deliveries loco London may be delayed longer than two, but no more than five, business days following the redemption order date. Settlement of orders requiring receipt or delivery, or confirmation of receipt or delivery, of Shares will occur, after confirmation of the applicable platinum delivery, on “business days” when the NYSE Arca is open for regular trading. In the event of a level 3 market-wide circuit breaker resulting in a trading halt for the remainder of the trading day, the time of the market-wide trading halt is considered the close of regular trading and no creation orders for the current trade date will be accepted after that time (the “cutoff”). Orders placed after the cutoff will be deemed to be rejected and will not be processed. Orders should be placed in proper form on the following business day. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading.

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

Delivery of required deposits

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account with the required platinum deposit amount by the prescribed settlement date in London. Upon receipt of the platinum deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the prescribed settlement date the platinum deposit amount from the Authorized Participant Unallocated Account to the Trust Unallocated Account and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. The expense and risk of delivery, ownership and safekeeping of platinum until such platinum has been received by the Trust shall be borne solely by the Authorized Participant. The Trustee may accept delivery of platinum by such other means as the Sponsor, from time to time, may determine with the Trustee to be acceptable for the Trust, provided that the same is disclosed in a prospectus relating to the Trust filed with the SEC pursuant to Rule 424 under the Securities Act. If platinum is to be delivered other than as described above, the Sponsor is authorized to establish such procedures and to appoint such custodians and establish such custody accounts in addition to those described in this report, as the Sponsor determines to be desirable.

Acting on standing instructions given by the Trustee, the Custodian will transfer the platinum deposit amount from the Trust Unallocated Account to the Trust Allocated Account by transferring platinum plates and ingots from its inventory to the Trust Allocated Account. The Custodian uses commercially reasonable efforts to complete the transfer of platinum to the Trust Allocated Account prior to the time by which the Trustee is to credit the Basket to the Authorized Participant’s DTC account; if, however, such transfers have not been completed by such time, the number of Baskets ordered will be delivered against receipt of the platinum deposit amount in the Trust Unallocated Account, and all Shareholders will be exposed to the risks of unallocated platinum to the extent of that platinum deposit amount until the Custodian completes the allocation process. See “Risk Factors—Platinum held in the Trust’s unallocated platinum account and any Authorized Participant’s unallocated platinum account is not segregated from the Custodian’s assets.....”

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust by the prescribed settlement date. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order.

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

Delivery of redemption distribution

The redemption distribution due from the Trust will be delivered to the Authorized Participant on the prescribed settlement date following a loco London redemption order date if, by 10:00 a.m. New York time on the settlement date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. If a loco swap or physical transfer is necessary to effect a loco London redemption, the redemption distribution due from the Trust will be delivered to the Authorized Participant on or before the prescribed settlement date if, by 10:00 a.m. New York time on the first business day after the loco London redemption order date, the Trustee’s DTC account has been credited with the Baskets to be redeemed. In the event that, by 10:00 a.m. New York time on the prescribed settlement date, the Trustee’s DTC account has not been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed pursuant to such redemption order, the Trustee shall send to the Authorized Participant and the Custodian via fax or electronic mail message notice of such fact and the Authorized Participant shall have one business day following receipt of such notice to correct such failure. If such failure is not cured within such one business day period, the Trustee (in consultation with the Sponsor) will cancel such redemption order and will send via fax or electronic mail message notice of such cancellation to the Authorized Participant and the Custodian, and the Authorized Participant will be solely responsible for all costs incurred by the Trust, the Trustee or the Custodian related to the cancelled order. The Trustee is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Trustee’s DTC account by 10:00 a.m. New York time on the prescribed settlement date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Sponsor and the Trustee may from time to time agree upon.

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

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, and is generally responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. The Sponsor has agreed to assume the organizational expenses of the Trust and the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses under the Custody Agreements, exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

The Sponsor does not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to approve any new or additional custodian that the Trustee may wish to appoint and any new or additional sub-custodian that the Custodian may wish to appoint.

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

The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian, or any sub-custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

The Custodian

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC providing for the custody of the Trust’s platinum. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s platinum.

ICBC is a public limited company incorporated under the laws of England and Wales, serves as a Custodian of the Trust’s platinum. ICBC’s office is located at 20 Gresham Street, London, EC2V 7JE, United Kingdom.

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

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian. The Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the platinum and the records maintained by the Custodian. Inspections were conducted by Bureau Veritas Commodities UK, Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 26, 2024 and January 4, 2025. The results can be found on www.abrdn.com/usa/etf.

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

Custody of the Trust’s Platinum

Custody of the physical platinum deposited with and held by the Trust is provided by the Custodian at its London, England vault and by other sub-custodians on a temporary basis. The Custodian is a market maker, clearer and approved weigher under the rules of the LPPM.

The Custodian is the custodian of the physical platinum credited to Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the physical platinum credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records. Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may inspect the vaults of the Custodian. See “Inspection of Platinum”.

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of platinum in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian allocates platinum deposited in unallocated form with the Trust by selecting plates or ingots of platinum for deposit to the Trust Allocated Account. All physical platinum allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM, and the Custodian must replace any non-conforming platinum with conforming platinum as soon as practical upon a determination by the Custodian any platinum is non-conforming.

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

The Shares are designed to mirror as closely as possible the performance of the price of physical platinum, and the value of the Shares relates directly to the value of the platinum held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of physical platinum has fluctuated widely over the past several years, as discussed below. Several factors may affect the price of platinum, including:

●	Global platinum supply, which is influenced by such factors as production and cost levels in major platinum-producing countries such as South Africa and Russia. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand;

●	Investors’ expectations with respect to the rate of inflation;
●	Currency exchange rates;
●	Interest rates;
●	Investment and trading activities of hedge funds and commodity funds;
●	Global or regional political, economic or financial events and situations; and
●	A significant change in investor interest, including in response to online campaigns or other activities specifically targeting investments in platinum.

In addition, investors should be aware that there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The price of physical platinum has fluctuated widely over the past several years.

The price of physical platinum, and the value of the Shares, has been highly volatile and could continue to be subject to wide fluctuations in response to various factors. See “Overview of the Platinum Industry – Historical Chart of the Price of Platinum” for discussion of the fluctuation of platinum prices.

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

A decline in the automobile industry may have the effect of causing a decline in the prices of platinum and a corresponding decline in the price of Shares.

Autocatalysts, automobile components for emissions control that use platinum, accounted for approximately 44% of the global demand in platinum in 2023. Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand which may impact the price of platinum and the price of Shares.

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

RISKS RELATED TO THE SHARES

Since there is no limit on the amount of platinum that the Trust may acquire, the Trust, as it grows, may have an impact on the supply and demand of platinum that ultimately may affect the price of the Shares in a manner unrelated to other factors affecting the global market for platinum.

The Trust Agreement places no limit on the amount of platinum the Trust may hold. Moreover, the Trust may issue an unlimited number of Shares, subject to registration requirements, and thereby acquire an unlimited amount of platinum. The global market for platinum is characterized by supply and demand constraints that are generally not present in the markets for other precious metals such as gold and silver. From 2019 to 2023, world platinum mine supply averaged 5.7 million ounces, while world net demand averaged 7.3 million ounces. If the amount of platinum acquired by the Trust is large enough in relation to global platinum supply and demand, further in-kind creations and redemptions of Shares could have an impact on the supply and demand of platinum unrelated to other factors affecting the global market for platinum. Such an impact could affect the price for platinum that would directly affect the price at which Shares are traded on the Exchange or the price of future Baskets created or redeemed by the Trust. The Trust and the Sponsor cannot provide Shareholders any assurance that increased metal holdings by the Trust in the future will have no such long-term metal price impact thereby affecting Share trading prices.

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

Discrepancies, disruptions or unreliability of the LBMA Platinum Price PM could impact the value of the Trust’s platinum and the market price of the Shares.

The Trustee values the Trust’s platinum pursuant to the LBMA Platinum Price PM. In the event that the LBMA Platinum Price PM proves to be an inaccurate benchmark, or the LBMA Platinum Price PM varies materially from the prices determined by other mechanisms for valuing platinum, the value of the Trust’s platinum and the market price of the Shares could be adversely impacted. Any future developments in the LBMA Platinum Price PM, to the extent it has a material impact on the LBMA Platinum Price PM, could adversely impact the value of the Trust’s platinum and the market price of the Shares. It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the benchmark to produce, the LBMA Platinum Price PM on any given date. Furthermore, any actual or perceived disruptions that result in the perception that the LBMA Platinum Price PM is vulnerable to actual or attempted manipulation could adversely affect the behavior of market participants, which may have an effect on the price of platinum. If the LBMA Platinum Price PM is unreliable for any reason, the price of platinum and the market price for the Shares may decline or be subject to greater volatility.

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

Although Shares are listed for trading on the NYSE Arca, it cannot be assumed that an active trading market for the Shares will be maintained. If an investor needs to sell Shares at a time when no active market for Shares exists, such lack of an active market will most likely adversely affect the price the investor receives for the Shares (assuming the investor is able to sell them).

Shareholders do not have the rights enjoyed by investors in certain other vehicles.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors or approve amendments to the Trust Agreement, and do not receive dividends).

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

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major platinum markets. While the Shares trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for platinum will be reduced after the close of the major world platinum markets, including London, Zurich and the COMEX. As a result, during these periods, trading spreads, and the resulting premium or discount on the Shares, may widen.

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

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian and any sub-custodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s platinum for which no person is liable.

The Trust does not insure its platinum. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the platinum held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require any direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the platinum held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor, under New York law, the Custodian, under English law and any sub-custodians under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s platinum which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its platinum and any recovery may be limited, even in the event of fraud, to the market value of the platinum at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited to the market value of the platinum lost or damaged at the time such negligence, fraud or willful default is discovered by the Custodian provided the Custodian notifies the Trust and the Trustee promptly after the discovery of the loss or damage. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another platinum clearing bank, the liability of the platinum clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or a Shareholder, under English law, is limited. Furthermore, under English common law, the Custodian or any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian or any sub-custodian concerning its platinum.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian may enter into arrangements with other sub-custodians for the temporary custody of the Trust’s platinum, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LPPM rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue any sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

The Trust may not have adequate sources of recovery if its platinum is lost, damaged, stolen or destroyed.

If the Trust’s platinum is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian or any sub-custodian or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian and any sub-custodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trust against the Custodian or any sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

Because the Trustee does not, and the Custodian has limited obligations to, oversee or monitor the activities of sub-custodians who may hold the Trust’s platinum, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s platinum could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s platinum on a temporary basis pending delivery to the Custodian. Any sub-custodian selected by the Custodian shall be a member of the LBMA or any equity member of the London Precious Metals Clearing Limited, except for the Governor and Company of the Bank of England. The Custodian is not currently using a sub-custodian as of the date of this report. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing any sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s platinum from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore, the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian. See “Custody of the Trust’s Platinum” for more information about sub-custodians that may hold the Trust’s platinum.

The obligations of any sub-custodian of the Trust’s platinum are not determined by contractual arrangements but by LPPM rules and London platinum market customs and practices, which may prevent the Trust’s recovery of damages for losses on its platinum custodied with sub-custodians.

There are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s platinum and the Trustee or the Custodian because traditionally such arrangements are based on the LPPM’s rules and on the customs and practices of the London platinum markets. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LPPM’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of platinum. If the Trust’s platinum is lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian. Whether a sub-custodian will be liable for the failure of sub-custodians appointed by it to exercise due care in the safekeeping of the Trust’s platinum will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from sub-custodians whether appointed by the Custodian or by another sub-custodian for any losses relating to the safekeeping of platinum by such sub-custodians.

Platinum bullion allocated to the Trust in connection with the creation of a Basket may not meet the London Good Delivery Standards and, if a Basket is issued against such platinum, the Trust may suffer a loss.

Neither the Trustee nor the Custodian independently confirms the fineness of the physical platinum allocated to the Trust in connection with the creation of a Basket. The platinum bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LPPM’s standards for platinum plates or ingots delivered in settlement of a platinum trade (London Good Delivery Standards), the standards required by the Trust. The Custodian is responsible to replace any platinum bullion that is different from the London Good Delivery Standards. If the Trustee nevertheless issues a Basket against such platinum, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss.

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

GENERAL RISKS

The Trust relies on the information and technology systems of the Trustee, the Custodian, the Marketing Agent and the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on the Trust’s record keeping and operations.

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

War, a major terrorist attack and other geopolitical events, including but not limited to the war between Russia and Ukraine, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown may cause volatility in the price of platinum due to the importance of a country or region to the platinum markets, market access restrictions imposed on some local platinum producers and refiners, potential impacts to global transportation and shipping and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility.

The operations of the Trust, the exchanges, brokers and counterparties with which the Trust does business, and the markets in which the Trust does business, could be severely disrupted in the event of war, a major terrorist attack and other geopolitical events, including but not limited to, the war between Russia and Ukraine, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown. Such events may cause volatility in the price of platinum due to the importance of a country or region to the platinum markets, market access restrictions imposed on some local platinum producers and refiners, or potential impacts to global transportation, shipping, and other supply chain disruptions.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of platinum and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the platinum markets. Russia is one of the world’s largest producers of several precious metals, including platinum. On April 8, 2022, the LPPM suspended its accreditation of two Russian refiners of platinum and palladium. The LPPM stated that existing bars produced by the refiners before their suspension will still be accepted as good delivery. See “Overview of the Platinum Industry – Historical Chart of the Price of Platinum” for a discussion of how the Russian platinum refiners’ accreditation has impacted the platinum market and how Russia’s production levels have impacted platinum prices subsequent to the suspension.

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

The COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store platinum, restrictions on travel that delay or prevent the transportation of platinum and an increase in demand for platinum may disrupt supply chains for platinum, which could cause secondary market spreads to widen and compromise the Trust’s ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver platinum as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A significant resurgence of the COVID-19 pandemic or other future public health emergencies could increase the Trust’s costs and affect liquidity in the market for platinum, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the COVID-19 pandemic or other future public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for platinum, which could adversely affect the price of the Shares.

Further, the COVID-19 pandemic or other future public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Platinum Price PM, which the Trustee uses to value the platinum held by the Trust and calculate the net asset value of the Trust. The COVID-19 pandemic or other future public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats to the Trust are assessed by the Trustee, the Sponsor, the Custodian and third- party service providers on an ongoing basis, and how such risks could materially affect the Trust’s objective, operational results and financial condition are regularly evaluated. During the reporting period, the Trustee has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Trustee believes have materially affected, or are reasonably likely to materially affect, the Trust, including its objective, operational results and financial condition.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust’s Shares have been listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2024 and 2023:

Fiscal Year Ended December 31, 2024: Quarter Ended

	High	Low
March 31, 2024	$91.39	$80.10
June 30, 2024	$100.00	$82.25
September 30, 2024	$94.81	$82.58
December 31, 2024	$96.38	$82.35

Fiscal Year Ended December 31, 2023: Quarter Ended
	High	Low
March 31, 2023	$101.09	$84.34
June 30, 2023	$103.91	$82.94
September 30, 2023	$90.85	$81.81
December 31, 2023	$92.48	$78.01

The number of outstanding Shares of the Trust as of February 26, 2025 was 11,900,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2024	$89.79	$83.26
September 2024	$93.07	$82.58
October 2024	$96.38	$86.63
November 2024	$92.13	$84.69
December 2024	$87.87	$82.35
January 2025	$89.90	$83.80

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2024 and 2023:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2024	50,000	0.092
February 2024	200,000	0.092
March 2024	150,000	0.092
April 2024	—	—
May 2024	100,000	0.092
June 2024	300,000	0.092
July 2024	50,000	0.092
August 2024	50,000	0.092
September 2024	300,000	0.092
October 2024	—	—
November 2024	—	—
December 2024	—	—
Total	1,200,000	0.092

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2023	400,000	0.092
February 2023	350,000	0.092
March 2023	350,000	0.092
April 2023	250,000	0.092
May 2023	50,000	0.092
June 2023	150,000	0.092
July 2023	150,000	0.092
August 2023	250,000	0.092
September 2023	50,000	0.092
October 2023	150,000	0.092
November 2023	—	—
December 2023	—	—
Total	2,150,000	0.092

Item 6. [Reserved]

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

NAV per Share vs. 1/10th Platinum Price from December 30, 2009 (the Date of Inception) to December 31, 2024

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

Valuation of Platinum

Platinum is held by the Custodian on behalf of the Trust, at its London, England vaulting premises. Platinum is recorded at fair value. The cost of platinum is determined according to the average cost method and the fair value is based on the LBMA Platinum Price PM or the LBMA Platinum Price AM if no LBMA Platinum Price PM is available. If neither price is available for that day, the Trust will value its platinum based on the most recently announced LBMA Platinum Price PM or LBMA Platinum Price AM. Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date as the difference between the fair value and cost of platinum transferred.

	December 31, 2024	December 31, 2023	December 31, 2022
(Amounts in 000’s of US$)
Investment in platinum - cost	$1,074,183	$964,036	$1,028,086
Unrealized gain/(loss) on investment in platinum	(54,717)	33,919	69,021
Investment in platinum - fair value	$1,019,466	$997,955	$1,097,107

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Trust’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian. The Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s platinum or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the platinum and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of July 26, 2024 and January 4, 2025.

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

Liquidity and Capital Resources

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2024 and 2023, the Trust did not have any cash balances.

Results of Operations

Financial Highlights

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
(Amounts in 000’s of US$)
Total gain/(loss) on platinum	$(88,716)	$(27,032)	$70,019
Net change assets from operations	$(94,684)	$(32,804)	$63,463
Net cash provided by operating activities	$—	$—	$—

The net asset value of the Trust will be obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share will be obtained by dividing the net asset value of the Trust on a given day by the number of Shares outstanding on that day. On each day on which the Exchange is open for regular trading, the Trustee will determine the net asset value of the Trust and the NAV per Share as promptly as practicable after 4:00 p.m. (New York time). The Trustee will value the Trust’s platinum on the basis of the LBMA Platinum Price PM. If there is no LBMA Platinum Price PM on any day, the Trustee is authorized to use the LBMA Platinum Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s platinum based on the most recently announced LBMA Platinum Price PM or LBMA Platinum Price AM. If the Sponsor determines that such price is inappropriate to use, the Sponsor will identify an alternate basis for evaluation to be employed by the Trustee. Further, the Sponsor may instruct the Trustee to use on an on-going basis a different publicly available price which the Sponsor determines to fairly represent the commercial value of the Trust’s platinum.

The year ended December 31, 2024

The Trust’s NAV increased from $997,445,666 at December 31, 2023 to $1,018,947,768 at December 31, 2024, a 2.16% increase for the year. The change in the Trust’s NAV resulted from a decrease in the price per ounce of platinum, which fell 8.70% from $1,000.00 at December 31, 2023 to $913.00 at December 31, 2024 and an increase in outstanding Shares, which rose from 10,850,000 at December 31, 2023 to 12,200,000 at December 31, 2024, a result of 2,550,000 Shares (51 Baskets) being created and 1,200,000 Shares (24 Baskets) being redeemed during the year.

The NAV per Share decreased 9.15% from $91.93 at December 31, 2023 to $83.52 at December 31, 2024. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $5,968,067 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $97.68 at May 17, 2024 was the highest during the year, compared with a low of $80.08 at March 3, 2024.

The decrease in net assets from operations for the year ended December 31, 2024 was $94,683,972 resulting from a realized gain of $5,252 on the transfer of platinum to pay expenses, offset by a realized loss of $84,783 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $88,636,374, and the Sponsor’s Fee of $5,968,067. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2024.

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

The NAV per Share decreased 3.59% from $95.35 at December 31, 2022 to $91.93 at December 31, 2023. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $5,772,056 for the year, or 0.60% of the Trust’s ANAV.

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

The NAV per Share increased 6.86% from $89.23 at December 31, 2021 to $95.35 at December 31, 2022. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $6,556,049 for the year, or 0.60% of the Trust’s ANAV.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2024
	Three months ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	Year ended December 31
EXPENSES
Sponsor’s Fee	$1,378	$1,535	$1,486	$1,569	$5,968
Total expenses	1,378	1,535	1,486	1,569	5,968

Net investment loss	(1,378)	(1,535)	(1,486)	(1,569)	(5,968)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	(35)	(11)	16	35	5
Realized gain / (loss) on platinum distributed for the redemption of Shares	(1,718)	1,372	262	(1)	(85)
Change in unrealized gain / (loss) on investment in platinum	(90,173)	107,553	(27,213)	(78,803)	(88,636)
Total gain / (loss) on investment in platinum	(91,926)	108,914	(26,935)	(78,769)	(88,716)

Change in net assets from operations	$(93,304)	$107,379	$(28,421)	$(80,338)	$(94,684)

Net increase / (decrease) in net assets per Share	$(8.47)	$9.50	$(2.55)	$(6.79)	$(8.36)

Weighted average number of Shares	11,015,385	11,297,253	11,139,674	11,830,978	11,321,721

Year Ended December 31, 2023

	Three months ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	Year ended December 31
EXPENSES
Sponsor’s Fee	$1,512	$1,459	$1,432	$1,369	$5,772
Total expenses	1,512	1,459	1,432	1,369	5,772

Net investment loss	(1,512)	(1,459)	(1,432)	(1,369)	(5,772)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	74	83	(35)	(116)	6
Realized gain on platinum distributed for the redemption of Shares	4,770	4,630	(326)	(1,010)	8,064
Change in unrealized gain / (loss) on investment in platinum	(55,538)	(86,275)	28,301	78,410	(35,102)
Total gain / (loss) on investment in platinum	(50,694)	(81,562)	27,940	77,284	(27,032)

Change in net assets from operations	$(52,206)	$(83,021)	$27,940	$75,915	$(32,804)

Net increase / (decrease) in net assets per Share	$(4.73)	$(7.85)	$2.47	$7.08	$(3.05)

Weighted average number of Shares	11,042,778	10,569,780	10,728,261	11,717,391	10,763,562

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2024, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2024. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024.

KPMG LLP 345 Park Avenue New York, NY 10154-0102

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders
abrdn Platinum ETF Trust:

Opinion on Internal Control Over Financial Reporting

We have audited abrdn Platinum ETF Trust’s (known as Aberdeen Standard Platinum ETF Trust prior to March 31, 2022) (the Trust) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust, including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ KPMG LLP

New York, New York
February 28, 2025

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

Item 9B. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b51 trading arrangement for the year ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no officers, employees or board of trustees and is administered by the Trustee pursuant to the Trust Agreement. Accordingly, the Trust has not adopted a code of ethics or an insider trading policy governing the purchase, sale and other disposition of the Trust’s securities. The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Steven Dunn – President and Chief Executive Officer

Mr. Dunn, CIMA®, is the Head of Exchange Traded Funds at abrdn Inc. Mr. Dunn guides the firm’s strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

Sharon Ferrari – Chief Financial Officer and Treasurer

Ms. Ferrari is currently a Director, Product Management at abrdn Inc. (the parent company of the Sponser). Ms. Ferrari joined abrdn in 2008. Prior to working at abrdn, Ms. Ferrari worked at Delaware Investments for about 3 years and began her career at SEI Investments. Ms. Ferrari holds a BS in Business Administration from University of Pittsburgh and a MBA from Villanova University.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

Effective November 12, 2024, Brian Kordeck resigned as Chief Financial Officer and Treasurer of the Sponsor. Mr. Kordeck served as Principal Financial Officer of the Registrant.

Sharon Ferrari was appointed as Chief Financial Officer and Treasurer of the Sponsor, effective on November 12, 2024. Ms. Ferrari serves as Principal Financial Officer of the Registrant.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
Audit fees – KPMG	$94,000	85,000
Audit related fees - KPMG	0	11,500
	$94,000	$96,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158381 on December 31, 2009

4.1(b)	Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1(b) filed with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019 file on February 28, 2020

4.1(c)	Second Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022

4.1(d)	Third Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

4.2	Form of Authorized Participant Agreement is filed herewith

4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on May 28, 2024

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158381 on December 31, 2009

10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recovery of Erroneously Awarded Compensation , incorporated by reference to Exhibit 97.1 filed with the Trust's Annual Report of Form 10-K on February 29, 2024.

101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Document

101.LAB	Inline XBRL Taxonomy Extension Labels Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN PLATINUM ETF TRUST
Financial Statements as of December 31, 2024
Index

KPMG LLP 345 Park Avenue New York, NY 10154-0102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
abrdn Platinum ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Platinum ETF Trust (known as Aberdeen Standard Platinum ETF Trust prior to March 31, 2022) (the Trust), including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Evaluation of the evidence pertaining to the existence of the platinum holdings

As presented on the December 31, 2024 schedule of investments and in Note 2.2, the fair value of the Trust’s investment in platinum is $1,019,466 thousand, representing 100.05% of the Trust’s net assets, and 1,115,390.0 ounces of platinum holdings. The investment in platinum was held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the platinum holdings as a critical audit matter. Given the nature and volume of the platinum holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of platinum held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust’s records of platinum held to the custodian’s records, (2) the approval of platinum deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust’s platinum holdings performed at the custodian’s locations by a third party engaged by the Trust’s sponsor. We obtained a schedule directly from the custodian of the Trust’s platinum holdings held by the custodian as of December 31, 2024. We compared the total ounces on such schedule to the Trust’s record of platinum holdings. We also attended and observed a part of the physical counts of the Trust’s platinum holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust’s and custodian’s records.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2015.

New York, New York
February 28, 2025

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

abrdn Platinum ETF Trust

Statements of Assets and Liabilities

At December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: December 31, 2024: $1,074,183; December 31, 2023: $964,036)	$1,019,466	$997,955
Total assets	1,019,466	997,955

LIABILITIES
Fees payable to Sponsor	519	509
Total liabilities	519	509

NET ASSETS(1)	$1,018,947	$997,446

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at December 31, 2024 were 12,200,000 and at December 31, 2023 were 10,850,000. Net asset values per Share at December 31, 2024 and December 31, 2023 were $83.52 and $91.93, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At December 31, 2024 and 2023

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,115,390.0	$1,074,183	$1,019,466	100.05%
Total investment in platinum	1,115,390.0	$1,074,183	$1,019,466	100.05%
Less liabilities			(519)	(0.05)%
Net Assets			$1,018,947	100.00%

	December 31, 2023
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	997,955.2	$964,036	$997,955	100.05%
Total investment in platinum	997,955.2	$964,036	$997,955	100.05%
Less liabilities			(509)	(0.05)%
Net Assets			$997,446	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations

For the years ended December 31, 2024, 2023, and 2022

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$5,968	$5,772	$6,556
Total expenses	5,968	5,772	6,556
Net investment loss	(5,968)	(5,772)	(6,556)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	5	6	(88)
Realized (loss) / gain on platinum distributed for the redemption of Shares	(85)	8,064	(6,458)
Change in unrealized gain / (loss) on investment in platinum	(88,636)	(35,102)	76,535
Change in unrealized gain on unsettled creations or redemptions	—	—	30
Total gain / (loss) on investment in platinum	(88,716)	(27,032)	70,019

Change in net assets from operations	$(94,684)	$(32,804)	$63,493

Net increase / (decrease) in net assets per Share	$(8.36)	$(3.05)	$5.19

Weighted average number of Shares	11,321,721	10,763,562	12,223,973

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2024, 2023 and 2022

	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	10,850,000	$997,446
Net investment loss		(5,968)
Realized (loss) on investment in platinum		(80)
Change in unrealized (loss) on investment in platinum		(88,636)
Creations	2,550,000	221,982
Redemptions	(1,200,000)	(105,797)
Closing balance at December 31, 2024	12,200,000	$1,018,947

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	11,500,000	$1,096,553
Net investment loss		(5,772)
Realized gain on investment in platinum		8,070
Change in unrealized (loss) on investment in platinum		(35,102)
Creations	1,500,000	133,843
Redemptions	(2,150,000)	(200,146)
Closing balance at December 31, 2023	10,850,000	$997,446

	Year Ended December 31, 2022
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2022	12,700,000	$1,133,207
Net investment loss		(6,556)
Realized (loss) on investment in platinum		(6,546)
Change in unrealized gain on investment in platinum		76,535
Change in unrealized gain on unsettled creations or redemptions		30
Creations	1,800,000	162,838
Redemptions	(3,000,000)	(262,955)
Closing balance at December 31, 2022	11,500,000	$1,096,553

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights

For the years ended December 31, 2024, 2023 and 2022

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$91.93	$95.35	$89.23
Income from investment operations:
Net investment loss	(0.53)	(0.54)	(0.54)
Total realized and unrealized gains or losses on investment in platinum	(7.88)	(2.88)	6.66
Change in net assets from operations	(8.41)	(3.42)	6.12

Net asset value per Share at end of period	$83.52	$91.93	$95.35

Weighted average number of Shares	11,321,721	10,763,562	12,223,973

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	(9.15)%	(3.59)%	6.86%

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

Effective November 12, 2024, Brian Kordeck resigned as Treasurer and Chief Financial Officer of the Sponsor. Mr. Kordeck had served as Principal Financial Officer of the Registrant. Effective November 12, 2024, Sharon Ferrari was appointed Treasurer and Chief Financial Officer of the Sponsor. Ms. Ferrari serves as Principal Financial Officer of the Registrant.

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

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (the “Custodian” or “ICBC”), providing for the custody of the Trust’s platinum. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s platinum. At December 31, 2024, all of the Trust’s platinum was held at ICBC.

At the Evaluation Time, the Trustee will value the Trust’s platinum on the basis of the London Bullion Market Association (“LBMA”) Platinum Price PM. If there is no LBMA Platinum Price PM on any day, the Trustee is authorized to use the LBMA Platinum Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s platinum based on the most recently announced LBMA Platinum Price PM or LBMA Platinum Price AM. Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of platinum transferred.

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

The per Share amount of platinum exchanged for a purchase or redemption is calculated daily by the Trustee using the LBMA Platinum Price PM to calculate the platinum amount in respect of any liabilities for which covering platinum sales have not yet been made, and represents the per Share amount of platinum held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

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

abrdn Platinum ETF Trust

Notes to the Financial Statements

The Trust’s investment in platinum is classified as a level 1 asset, as its value is calculated using unadjusted quoted prices from primary market sources.

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2024	December 31, 2023
Level 1
Investment in platinum	$1,019,466	$997,955

There were no transfers between levels during the years ended December 31, 2024 and 2023.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within one business day of the trade date. At December 31, 2024, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2023, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. Effective May 28, 2024, the settlement period for Shares is one business day. Prior to May 28, 2024, the standard settlement period for Shares was two business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When platinum is exchanged in settlement of a redemption, it is considered a sale of platinum for financial statement purposes.

abrdn Platinum ETF Trust

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2024 or December 31, 2023.

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the years ended December 31, 2024 and 2023 are set out below:

	Year Ended December 31, 2024	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	997,955.2	1,064,119.5
Creations	233,660.1	138,302.0
Redemptions	(110,040.7)	(198,464.3)
Transfers of platinum to pay expenses	(6,184.6)	(6,002.0)
Closing balance	1,115,390.0	997,955.2

Investment in platinum
Opening balance	$997,955	$1,097,107
Creations	221,982	133,843
Redemptions	(105,797)	(200,146)
Realized gain / (loss) on platinum distributed for the redemption of Shares	(85)	8,064
Transfers of platinum to pay expenses	(5,958)	(5,817)
Realized gain / (loss) on platinum transferred to pay expenses	5	6
Change in unrealized (loss) / gain on investment in platinum	(88,636)	(35,102)
Closing balance	$1,019,466	$997,955

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

For the years ended December 31, 2024, 2023 and 2022, the Sponsor’s Fee was $5,968,067, $5,772,056 and $6,556,049, respectively.

At December 31, 2024 and at December 31, 2023, the fees payable to the Sponsor were $518,692 and $509,494, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2024 and 2023.

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

2.8    Segment Reporting

In this reporting period, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted disclosures only and did not affect the Trust's financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity's chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund's CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust's asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust's prospectus describes the Trust's fees, investment objective, principal investment strategy and principal risks, among other items. The Fund's portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust's financial statements. The accompanying financial statements detail the Fund's segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund's Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

abrdn ETFs Sponsor LLC

Date: February 28, 2025	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2025	/s/ Sharon Ferrari*
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.

EXHIBIT INDEX

Exhibit No.	Description
4.2	Form of Authorized Participant Agreement
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation
101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).