Form 10-Q
period 2025-03-31
abrdn Platinum ETF Trust
filed 2025-05-08
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_____________________________to_____________________________

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

As of May 6, 2025 abrdn Platinum ETF Trust had 11,450,000 abrdn Physical Platinum Shares ETF outstanding.

abrdn Platinum ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

abrdn Platinum ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: March 31, 2025: $1,033,440; December 31, 2024: $1,074,183)	$1,065,149	$1,019,466
Total assets	1,065,149	1,019,466

LIABILITIES
Fees payable to Sponsor	544	519
Total liabilities	544	519

NET ASSETS(1)	$1,064,605	$1,018,947

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at March 31, 2025 were 11,750,000 and at December 31, 2024 were 12,200,000. Net asset values per Share at March 31, 2025 and December 31, 2024 were $90.60 and $83.52, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,072,657.3	$1,033,440	$1,065,149	100.05%
Total investment in platinum	1,072,657.3	$1,033,440	$1,065,149	100.05%
Less liabilities			(544)	(0.05)%
Net Assets			$1,064,605	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,115,390.0	$1,074,183	$1,019,466	100.05%
Total investment in platinum	1,115,390.0	$1,074,183	$1,019,466	100.05%
Less liabilities			(519)	(0.05)%
Net Assets			$1,018,947	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,562	$1,378
Total expenses	1,562	1,378

Net investment loss	(1,562)	(1,378)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) on platinum transferred to pay expenses	(28)	(35)
Realized gain / (loss) on platinum distributed for the redemption of Shares	6	(1,718)
Change in unrealized gain / (loss) on investment in platinum	86,426	(90,173)
Total gain / (loss) on investment in platinum	86,404	(91,926)

Change in net assets from operations	$84,842	$(93,304)

Net increase / (decrease) in net assets per Share	$7.17	$(8.47)

Weighted average number of Shares	11,835,000	11,015,385

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2025	12,200,000	$1,018,947
Net investment loss		(1,562)
Realized (loss) on investment in platinum		(22)
Change in unrealized gain on investment in platinum		86,426
Creations	250,000	22,392
Redemptions	(700,000)	(61,576)
Closing balance at March 31, 2025	11,750,000	$1,064,605

	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	10,850,000	$997,446
Net investment loss		(1,378)
Realized (loss) on investment in platinum		(1,753)
Change in unrealized (loss) on investment in platinum		(90,173)
Creations	600,000	49,532
Redemptions	(400,000)	(33,692)
Closing balance at March 31, 2024	11,050,000	$919,982

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$83.52	$91.93
Income from investment operations:
Net investment loss	(0.13)	(0.13)
Total realized and unrealized gains or losses on investment in platinum	7.21	(8.54)
Change in net assets from operations	7.08	(8.67)

Net asset value per Share at end of period	$90.60	$83.26

Weighted average number of Shares	11,835,000	11,015,385

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	8.48%	(9.43)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year.

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

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

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

The Trust recognizes changes in fair value of the investment in platinum as changes in unrealized gains or losses on investment in platinum through the Statements of Operations.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2025	December 31, 2024

Level 1
Investment in platinum	$1,065,149	$1,019,466

There were no transfers between levels during the three months ended March 31, 2025 or the year ended December 31, 2024.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within one business days of the trade date. At March 31, 2025, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2024, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2025 or December 31, 2024.

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the three months ended March 31, 2025 and 2024 are set out below:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,115,390.0	997,955.2
Creations	22,821.1	55,122.1
Redemptions	(63,929.4)	(36,741.1)
Transfers of platinum to pay expenses	(1,624.4)	(1,508.3)
Closing balance	1,072,657.3	1,014,827.9

Investment in platinum
Opening balance	$1,019,466	$997,955
Creations	22,392	49,532
Redemptions	(61,576)	(33,692)
Realized gain (loss) on platinum distributed for the redemption of Shares	6	(1,718)
Transfers of platinum to pay expenses	(1,537)	(1,420)
Realized gain (loss) on platinum transferred to pay expenses	(28)	(35)
Change in unrealized (loss) on investment in platinum	86,426	(90,173)
Closing balance	$1,065,149	$920,449

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

For the three months ended March 31, 2025 and 2024, the Sponsor’s Fee was $1,561,511 and $1,377,665, respectively.

At March 31, 2025 and at December 31, 2024, the fees payable to the Sponsor were $543,610 and $518,692, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2025 and 2024.

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

Effective December 31, 2024, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Fund’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Fund’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

At the Evaluation Time, the Trustee values the Trust’s platinum on the basis of that day’s London Bullion Market Association (“LBMA”) Platinum Price PM. If no LBMA Platinum Price PM on any day, the Trustee is authorized to use the LBMA Platinum Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s platinum based on the most recently announced LBMA Platinum Price PM or LBMA Platinum Price AM. Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of platinum transferred.

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

The Quarter Ended March 31, 2025

The Trust’s NAV increased from $1,018,947,768 at December 31, 2024 to $1,064,605,134 at March 31, 2025, a 4.48% increase for the quarter. The change in the Trust’s NAV resulted from an increase in the price per ounce of platinum, which rose 8.76% from $913.00 at December 31, 2024 to $993.00 at March 31, 2025 and a decrease in outstanding Shares, which fell from 12,200,000 at December 31, 2024 to 11,750,000 at March 31, 2025, a result of 250,000 Shares (5 Baskets) being created and 700,000 Shares (14 Baskets) being redeemed during the quarter.

The NAV per Share increased 8.48% from $83.52 at December 31, 2024 to $90.60 at March 31, 2025. The Trust’s NAV per Share increased slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $1,561,511 for the quarter, or 0.60% of the Trust’s ANAV.

The NAV per Share of $91.35 at March 18, 2025 was the highest during the quarter, compared with a low of $84.16 at January 2, 2025.

The increase in net assets from operations for the quarter ended March 31, 2025 was $84,842,789 resulting from a realized gain of $6,117 on platinum distributed for the redemption of Shares and a change in unrealized gain on investment in platinum of $86,426,015, offset by a realized loss of $27,831 on the transfer of platinum to pay expenses and the Sponsor’s Fee of $1,561,511. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2025.

The Quarter Ended March 31, 2024

The Trust’s NAV decreased from $997,445,666 at December 31, 2023 to $919,981,811 at March 31, 2024, a 7.77% decrease for the period. The change in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 9.30% from $1,000.00 at December 31, 2023 to $907.00 at March 31, 2024 and an increase in outstanding Shares, which increased from 10,850,000 Shares at December 31, 2023 to 11,050,000 Shares at March 31, 2024, as a result of 600,000 Shares (12 Baskets) being created and 400,000 Shares (8 Baskets) being redeemed during the quarter.

The NAV per Share decreased 9.43% from $91.93 at December 31, 2023 to $83.26 at March 31, 2024. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $1,377,665 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $91.93 at January 1, 2024 was the highest during the period, compared with a low of $80.08 at March 1, 2024.

The decrease in net assets from operations for the quarter ended March 31, 2024 was $93,304,014, resulting from a realized loss of $34,789 on the transfer of platinum to pay expenses, a realized loss of $1,718,405 on platinum distributed for the redemption of Shares, a change in unrealized loss on investment in platinum of $90,173,155, and the Sponsor’s Fee of $1,377,665. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2025, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended March 31, 2025. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2025:

5   Baskets were created.

14 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
January 2025	7	350,000	0.091
February 2025	3	150,000	0.091
March 2025	4	200,000	0.091
	14	700,000	0.091

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangements for the three months ended March 31, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

abrdn Platinum ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 8, 2025	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.