Form 10-Q
period 2025-06-30
abrdn Platinum ETF Trust
filed 2025-08-07
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_____________________________to_____________________________

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

As of August 5, 2025, abrdn Platinum ETF Trust had 13,150,000 abrdn Physical Platinum Shares ETF outstanding.

abrdn Platinum ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

abrdn Platinum ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: June 30, 2025: $1,181,171; December 31, 2024: $1,074,183)	$1,618,156	$1,019,466
Total assets	1,618,156	1,019,466

LIABILITIES
Fees payable to Sponsor	786	519
Total liabilities	786	519

NET ASSETS(1)	$1,617,370	$1,018,947

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at June 30, 2025 were 13,150,000 and at December 31, 2024 were 12,200,000. Net asset values per Share at June 30, 2025 and December 31, 2024 were $122.99 and $83.52, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,198,634.3	$1,181,171	$1,618,156	100.05%
Total investment in platinum	1,198,634.3	$1,181,171	$1,618,156	100.05%
Less liabilities			(786)	(0.05)%
Net Assets			$1,617,370	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,115,390.0	$1,074,183	$1,019,466	100.05%
Total investment in platinum	1,115,390.0	$1,074,183	$1,019,466	100.05%
Less liabilities			(519)	(0.05)%
Net Assets			$1,018,947	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$1,825	$1,535	$3,387	$2,912
Total expenses	1,825	1,535	3,387	2,912

Net investment loss	(1,825)	(1,535)	(3,387)	(2,912)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	31	(11)	3	(46)
Realized (loss) / gain on platinum distributed for the redemption of Shares	(1,162)	1,372	(1,155)	(346)
Change in unrealized gain on investment in platinum	405,276	107,553	491,702	17,380
Total gain on investment in platinum	404,145	108,914	490,550	16,988

Change in net assets from operations	$402,320	$107,379	$487,163	$14,076

Net increase / (decrease) in net assets per Share	$33.47	$9.50	$40.84	$1.26

Weighted average number of Shares	12,018,681	11,297,253	11,927,348	11,156,319

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	11,750,000	$1,064,605	11,050,000	$919,982
Net investment loss		(1,825)		(1,535)
Realized (loss) / gain on investment in platinum		(1,131)		1,361
Change in unrealized gain on investment in platinum		405,276		107,553
Creations	1,700,000	175,653	450,000	38,864
Redemptions	(300,000)	(25,208)	(400,000)	(36,637)
Closing balance	13,150,000	$1,617,370	11,100,000	$1,029,588

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	12,200,000	$1,018,947	10,850,000	$997,446
Net investment loss		(3,387)		(2,912)
Realized (loss) on investment in platinum		(1,152)		(392)
Change in unrealized gain on investment in platinum		491,702		17,380
Creations	1,950,000	198,045	1,050,000	88,395
Redemptions	(1,000,000)	(86,785)	(800,000)	(70,329)
Closing balance	13,150,000	$1,617,370	11,100,000	$1,029,588

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$90.60	$83.26	$83.52	$91.93
Income from investment operations:
Net investment loss	(0.15)	(0.14)	(0.28)	(0.26)
Total realized and unrealized gains or losses on investment in platinum	32.54	9.64	39.75	1.09
Change in net assets from operations	32.39	9.50	39.47	0.83

Net asset value per Share at end of period	$122.99	$92.76	$122.99	$92.76

Weighted average number of Shares	12,018,681	11,297,253	11,927,348	11,156,319

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	35.75%	11.41%	47.26%	0.90%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year.

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

2.2.    Valuation of Platinum

The Trust follows the provisions of ASC 820, Fair Value Measurement (“ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (the “Custodian” or “ICBC”), providing for the custody of the Trust’s platinum. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s platinum. At June 30, 2025, all of the Trust’s platinum was held at ICBC.

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2025	December 31, 2024

Level 1
Investment in platinum	$1,618,156	$1,019,466

There were no transfers between levels during the six months ended June 30, 2025 or the year ended December 31, 2024.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At June 30, 2025 the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2024, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2025 or December 31, 2024.

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the three and six months ended June 30, 2025 and 2024 are set out below:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,072,657.3	1,014,827.9
Creations	154,953.6	41,290.5
Redemptions	(27,369.7)	(36,673.9)
Transfers of platinum to pay expenses	(1,606.9)	(1,554.2)
Closing balance	1,198,634.3	1,017,890.3

Investment in platinum
Opening balance	$1,065,149	$920,449
Creations	175,653	38,864
Redemptions	(25,208)	(36,637)
Realized (loss) / gain on platinum distributed for the redemption of Shares	(1,162)	1,372
Transfers of platinum to pay expenses	(1,583)	(1,485)
Realized gain / (loss) on platinum transferred to pay expenses	31	(11)
Change in unrealized gain on investment in platinum	405,276	107,553
Closing balance	$1,618,156	$1,030,105

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,115,390.0	997,955.2
Creations	177,774.7	96,412.7
Redemptions	(91,299.1)	(73,415.1)
Transfers of platinum to pay expenses	(3,231.3)	(3,062.5)
Closing balance	1,198,634.3	1,017,890.3

Investment in platinum
Opening balance	$1,019,466	$997,955
Creations	198,045	88,395
Redemptions	(86,785)	(70,329)
Realized (loss) on platinum distributed for the redemption of Shares	(1,155)	(346)
Transfers of platinum to pay expenses	(3,120)	(2,904)
Realized gain / (loss) on platinum transferred to pay expenses	3	(46)
Change in unrealized gain on investment in platinum	491,702	17,380
Closing balance	$1,618,156	$1,030,105

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

For the three months ended June 30, 2025 and 2024, the Sponsor’s Fee was $1,825,265 and $1,534,625, respectively. For the six months ended June 30, 2025 and 2024, the Sponsor’s Fee was $3,386,777 and $2,912,290, respectively.

At June 30, 2025 and at December 31, 2024, the fees payable to the Sponsor were $786,416 and $518,692, respectively.

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2025 and 2024.

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

Effective December 31, 2024, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) -Improvements to Reportable Segment Disclosures (“ASU 2023-07"). Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Fund’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Fund’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

Notes to the Financial Statements (Unaudited)

4.    Concentration of Risk

The Trust’s sole business activity is the investment in platinum, and substantially all the Trust’s assets are holdings of platinum, which creates a concentration of risk associated with fluctuations in the price of platinum. Several factors could affect the price of platinum, including: (i) global platinum supply and demand, which is influenced by factors such as production and cost levels in major platinum producing countries, recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations, including tariffs, sanctions, and other restrictions on trade. In addition, there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The LME is responsible for the administration of the electronic platinum price fixing system (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the LPPFCL, as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LBMA Platinum Price AM”) and 2:00 p.m. London time (the “LBMA Platinum Price PM”).

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

The Quarter Ended June 30, 2025

The Trust’s NAV increased from $1,064,605,134 at March 31, 2025 to $1,617,369,872 at June 30, 2025, a 51.92% increase for the quarter. The change in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 35.95% from $993.00 at March 31, 2025 to $1,350.00 at June 30, 2025 and an increase outstanding shares, which rose from 11,750,000 Shares at March 31, 2025 to 13,150,000 Shares at June 30, 2025, as a result of 1,700,000 (34 Baskets) being created and 300,000 Shares (6 Baskets) being redeemed during the quarter.

The NAV per Share increased 35.75% from $90.60 at March 31, 2025 to $122.99 at June 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $1,825,265 for the quarter, or 0.60% of the Trust’s NAV on an annualized basis. as well as the timing of the subscriptions and redemptions compared to the timing of the change in price per ounce of platinum.

The NAV per Share of $126.83 at June 26, 2025 was the highest during the quarter, compared with a low of $83.93 at April 9, 2025.

The increase in net assets from operations for the quarter ended June 30, 2025 was $402,319,604, resulting from a realized gain of $30,504 on the transfer of platinum to pay expenses, a change in unrealized gain on investment in platinum of $405,275,902, offset by a realized loss of $1,161,537 on platinum distributed for the redemption of Shares and the Sponsor’s Fee of $1,825,265. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2025.

The Six Months Ended June 30, 2025

The Trust’s NAV increased from $1,018,947,768 at December 31, 2024 to $1,617,369,872 at June 30, 2025, a 58.73% increase for the period. The change in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 47.86% from $913.00 at December 31, 2024 to $1,350.00 at June 30, 2025 and an increase in outstanding Shares, which increased from 12,200,000 Shares at December 31, 2024 to 13,150,000 Shares at June 30, 2025, as a result of 1,950,000 Shares (39 Baskets) being created and 1,000,000 Shares (20 Baskets) being redeemed during the period.

The NAV per Share increased 47.26% from $83.52 at December 31, 2024 to $122.99 at June 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $3,386,777 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $126.83 at June 26, 2025 was the highest during the period, compared with a low of $83.52 at January 1, 2025.

The increase in net assets from operations for the period ended June 30, 2025 was $487,162,392, resulting from a realized gain of $2,673 on the transfer of platinum to pay expenses and a change in unrealized gain on investment in platinum of $491,701,916, offset by a realized loss of $1,155,420 on platinum distributed for the redemption of Shares and the Sponsor’s Fee of $3,386,777. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2025.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2025, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2025, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended June 30, 2025. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2025:

34 Baskets were created.

6 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
April 2025	6	300,000	0.091
May 2025	—	—	—
June 2025	—	—	—
	6	300,000	0.091

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangements for the three months ended June 30, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

abrdn Platinum ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 7, 2025	/s/ Steven Dunn*
Steven Dunn**
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	/s/ Sharon Ferrari*
Sharon Ferrari**
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.