Form 10-Q
period 2025-09-30
abrdn Platinum ETF Trust
filed 2025-11-07
CIK 1460235

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-34590

abrdn Platinum ETF Trust

(Exact name of registrant as specified in its charter)

New York	26-4732885
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o abrdn ETFs Sponsor LLC 1900 Market Street, Suite 200 Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(844) 383-7289

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
abrdn Physical Platinum Shares ETF	PPLT	NYSE Arca, Inc.

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

As of November 6, 2025, abrdn Platinum ETF Trust had 13,300,000 abrdn Physical Platinum Shares ETF outstanding.

abrdn Platinum ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

abrdn Platinum ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: September 30, 2025: $1,289,926; December 31, 2024: $1,074,183)	$1,937,374	$1,019,466
Platinum receivable	21,437	—
Total assets	1,958,811	1,019,466

LIABILITIES
Fees payable to Sponsor	923	519
Total liabilities	923	519

NET ASSETS(1)	$1,957,888	$1,018,947

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2025 were 13,700,000 and at December 31, 2024 were 12,200,000. Net asset values per Share at September 30, 2025 and December 31, 2024 were $142.91 and $83.52, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,233,210.9	$1,289,926	$1,937,374	98.95%
Total investment in platinum	1,233,210.9	$1,289,926	$1,937,374	98.95%
Other assets less liabilities			20,514	1.05%
Net Assets			$1,957,888	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,115,390.0	$1,074,183	$1,019,466	100.05%
Total investment in platinum	1,115,390.0	$1,074,183	$1,019,466	100.05%
Less liabilities			(519)	(0.05)%
Net Assets			$1,018,947	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$2,526	$1,486	$5,913	$4,398
Total expenses	2,526	1,486	5,913	4,398

Net investment loss	(2,526)	(1,486)	(5,913)	(4,398)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	587	16	589	(30)
Realized gain / (loss) on platinum distributed for the redemption of Shares	50,848	262	49,692	(85)
Change in unrealized gain / (loss) on investment in platinum	210,463	(27,213)	702,165	(9,833)
Total gain/(loss) on investment in platinum	261,898	(26,935)	752,446	(9,948)

Change in net assets from operations	$259,372	$(28,421)	$746,533	$(14,346)

Net increase / (decrease) in net assets per Share	$19.77	$(2.55)	$60.55	$(1.29)

Weighted average number of Shares	13,120,109	11,139,674	12,329,304	11,150,730

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	13,150,000	$1,617,370	11,100,000	$1,029,588
Net investment loss		(2,526)		(1,486)
Realized gain on investment in platinum		51,435		278
Change in unrealized gain/(loss) on investment in platinum		210,463		(27,213)
Creations	2,050,000	269,145	400,000	34,905
Redemptions	(1,500,000)	(187,999)	(400,000)	(35,468)
Closing balance	13,700,000	$1,957,888	11,100,000	$1,000,604

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount	Shares	Amount
Opening balance	12,200,000	$1,018,947	10,850,000	$997,446
Net investment loss		(5,913)		(4,398)
Realized gain / (loss) on investment in platinum		50,281		(115)
Change in unrealized gain/(loss) on investment in platinum		702,165		(9,833)
Creations	4,000,000	467,190	1,450,000	123,300
Redemptions	(2,500,000)	(274,782)	(1,200,000)	(105,796)
Closing balance	13,700,000	$1,957,888	11,100,000	$1,000,604

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$122.99	$92.76	$83.52	$91.93
Income from investment operations:
Net investment loss	(0.19)	(0.13)	(0.48)	(0.39)
Total realized and unrealized gains or losses on investment in platinum	20.11	(2.49)	59.87	(1.40)
Change in net assets from operations	19.92	(2.62)	59.39	(1.79)

Net asset value per Share at end of period	$142.91	$90.14	$142.91	$90.14

Weighted average number of Shares	13,120,109	11,139,674	12,329,304	11,150,730

Expense ratio(1)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(2)	16.20%	(2.82)%	71.11%	(1.95)%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2025, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Notes to the Financial Statements (Unaudited)

Effective May 23, 2024, the Trustee, at the direction of the Sponsor, entered into an Allocated Account Agreement and Unallocated Account Agreement with ICBC Standard Bank Plc (the “Custodian” or “ICBC”), providing for the custody of the Trust’s platinum. Effective August 8, 2024, JPMorgan Chase Bank N.A. no longer serves as a custodian of the Trust’s platinum. At September 30, 2025, all of the Trust’s platinum was held at ICBC.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2025	December 31, 2024

Level 1
Investment in platinum	$1,937,374	$1,019,466

There were no transfers between levels during the nine months ended September 30, 2025 or the year ended December 31, 2024.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within two business days of the trade date. At September 30, 2025, the Trust had $21,436,727 of platinum receivable for the creation of Shares and no platinum payable for the redemption of Shares. At December 31, 2024, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2025 or December 31, 2024.

2.6. Investment in Platinum

Changes in ounces of platinum and their respective values for the three and nine months ended September 30, 2025 and 2024 are set out below:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,198,634.3	1,017,890.3
Creations	172,939.4	36,631.1
Redemptions	(136,556.9)	(36,625.6)
Transfers of platinum to pay expenses	(1,805.9)	(1,551.4)
Closing balance	1,233,210.9	1,016,344.4

Investment in platinum
Opening balance	$1,618,156	$1,030,105
Creations	247,708	34,905

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Redemptions	(187,997)	(35,468)
Realized gain on platinum distributed for the redemption of Shares	50,848	262
Transfers of platinum to pay expenses	(2,391)	(1,508)
Realized gain on platinum transferred to pay expenses	587	16
Change in unrealized gain / (loss) on investment in platinum	210,463	(27,213)
Closing balance	$1,937,374	$1,001,099

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,115,390.0	997,955.2
Creations	350,714.0	133,043.8
Redemptions	(227,856.0)	(110,040.7)
Transfers of platinum to pay expenses	(5,037.1)	(4,613.9)
Closing balance	1,233,210.9	1,016,344.4

Investment in platinum
Opening balance	$1,019,466	$997,955
Creations	445,753	123,300
Redemptions	(274,782)	(105,796)
Realized gain / (loss) on platinum distributed for the redemption of Shares	49,692	(85)
Transfers of platinum to pay expenses	(5,509)	(4,412)
Realized gain / (loss) on platinum transferred to pay expenses	589	(30)
Change in unrealized gain / (loss) on investment in platinum	702,165	(9,833)
Closing balance	$1,937,374	$1,001,099

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

Notes to the Financial Statements (Unaudited)

For the three months ended September 30, 2025 and 2024, the Sponsor’s Fee was $2,525,979 and $1,485,499, respectively. For the nine months ended September 30, 2025 and 2024, the Sponsor’s Fee was $5,912,756 and $4,397,789, respectively.

At September 30, 2025 and at December 31, 2024, the fees payable to the Sponsor were $923,185 and $518,692, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2025 and 2024.

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

Realized gains and losses result from the transfer of platinum for Share redemptions and/or to pay expenses and are recognized on a trade date basis as the difference between the fair value and average cost of platinum transferred.

2.8. Segment Reporting

Effective December 31, 2024, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) -Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Fund’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Fund’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Fund’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Fund’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

The Trust holds platinum and is expected to issue Baskets in exchange for deposits of platinum and to distribute platinum in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of platinum bullion, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in platinum.

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum and only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the NYSE Arca, Inc. (“NYSE Arca”) under the symbol “PPLT”.

Valuation of Platinum and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee evaluates the platinum held by the Trust and determines the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust’s platinum on the basis of that day’s LBMA Platinum Price PM. If no LBMA Platinum Price PM on any day, the Trustee is authorized to use the LBMA Platinum Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s platinum based on the most recently announced LBMA Platinum Price PM or LBMA Platinum Price AM. Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and average cost of platinum transferred.

The LME is responsible for the administration of the electronic platinum price fixing system (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the LPPFCL, as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the”LBMA Platinum Price AM”) and 2:00 p.m. London time (the “LBMA Platinum Price PM”).

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

The Quarter Ended September 30, 2025

The Trust’s NAV increased from $1,617,369,872 at June 30, 2025 to $1,957,887,832 at September 30, 2025, a 21.05% increase for the quarter. The change in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 16.37% from $1,350.00 at June 30, 2025 to $1,571.00 at September 30, 2025 and an increase outstanding shares, which rose from 13,150,000 Shares at June 30, 2025 to 13,700,000 Shares at September 30, 2025, as a result of 2,050,000 (41 Baskets) being created and 1,500,000 Shares (30 Baskets) being redeemed during the quarter.

The NAV per Share increased 16.20% from $122.99 at June 30, 2025 to $142.91 at September 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $2,525,979 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $144.55 at September 29, 2025 was the highest during the quarter, compared with a low of $118.55 at August 03, 2025.

The increase in net assets from operations for the quarter ended September 30, 2025 was $259,371,488, resulting from a realized gain of $586,649 on the transfer of platinum to pay expenses, a realized gain of $50,847,502 on platinum distributed for the redemption of Shares, and a change in unrealized gain on investment in platinum of $210,463,316, offset by the Sponsor’s Fee of $2,525,979. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2025.

The Nine Months Ended September 30, 2025

The Trust’s NAV increased from $1,018,947,768 at December 31, 2024 to $1,957,887,832 at September 30, 2025, a 92.15% increase for the period. The change in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 72.07% from $913.00 at December 31, 2024 to $1,571.00 at September 30, 2025 and an increase in outstanding Shares, which increased from 12,200,000 Shares at December 31, 2024 to 13,700,000 Shares at September 30, 2025, as a result of 4,000,000 Shares (80 Baskets) being created and 2,500,000 Shares (50 Baskets) being redeemed during the period.

The NAV per Share increased 71.11% from $83.52 at December 31, 2024 to $142.91 at September 30, 2025. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $5,912,756 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $144.55 at September 29, 2025 was the highest during the period, compared with a low of $83.52 at January 1, 2025.

The increase in net assets from operations for the period ended September 30, 2025 was $746,533,880, resulting from a realized gain of $589,322 on the transfer of platinum to pay expenses, a realized gain of $49,692,082 on platinum distributed for the redemption of Shares, and a change in unrealized gain on investment in platinum of $702,165,232, offset by the Sponsor’s Fee of $5,912,756. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2025.

Liquidity & Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust’s only source of liquidity is its transfer and sales of platinum.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2025, the Trust did not have any cash balances.

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

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2025, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended September 30, 2025. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2025:

41 Baskets were created.

30 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
July 2025	12	600,000	0.091
August 2025	12	600,000	0.091
September 2025	6	300,000	0.091
	30	1,500,000	0.091

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangements for the three months ended September 30, 2025.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

abrdn Platinum ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 7, 2025	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	/s/ Sharon Ferrari*
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.