Form 10-K
period 2025-12-31
abrdn Platinum ETF Trust
filed 2026-03-02
CIK 1460235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________________to __________________

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2025 as reported by the NYSE Arca, Inc. on that date: $1,615,740,500.

As of February 26, 2026, abrdn Platinum ETF Trust had 15,750,000 abrdn Physical Platinum Shares ETF outstanding.

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

The Trust’s Shares at redeemable value increased from $1,018,947,768 at December 31, 2024 to $2,862,967,538 at December 31, 2025, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 12,200,000 at December 31, 2024 to 15,550,000 at December 31, 2025.

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

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (“PGMs”). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four --iridium, rhodium, ruthenium and osmium --are produced only as co-products of platinum and palladium. PGMs are known for their purity, high melting points and unique catalytic properties. In addition to their oxidation and reduction properties, they are also extremely resistant to corrosion. PGMs are utilized in a number of industrial processes, technologies and commercial applications. Their unique chemical and physical properties make PGMs an excellent raw material, catalyst and ingredient for manufacturing processes. Consumer and industrial products made with platinum and other PGMs include flat panel monitors, glass fiber, medical tools, computer hard drives, nylon and razors, among others. PGMs play a critical role in autocatalysis and pollution control in the automotive sector.

PGM mining is heavily concentrated in southern Africa (South Africa and Zimbabwe), with smaller percentages coming from the United States, Russia and other locations. South Africa is the world’s leading platinum producer and one of the largest palladium producers. Russia is the second largest producer of platinum. All of South Africa’s production is sourced from the Bushveld Igneous Complex, which hosts the world’s largest resource of PGMs. Together, South Africa and Russia accounted for over 83% of platinum supply in 2024.

World Platinum Supply and Demand 2015-2024

The following table sets forth a summary of the world platinum supply and demand over the past 10 years (from 2015 to 2024) and is based on information reported by Johnson Matthey, PGM Market Reports (2015 – 2025). Information for the year ended 2025 is not available as of the date of this report.

(thousands of ounces)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Supply
South Africa	4,572	4,392	4,450	4,467	4,344	3,243	4,609	3,966	4,003	4,112
Russia	670	714	720	687	721	699	638	350	850	650
North America	339	370	368	370	367	334	279	280	288	267
Zimbabwe	400	489	466	474	451	482	465	488	515	507
Others	158	162	157	152	154	205	222	157	154	187
Total primary supply	6,139	6,127	6,161	6,150	6,037	4,963	6,213	5,241	5,810	5,723

Recycling
Autocatalyst	1,136	1,132	1,249	1,332	1,389	1,154	1,230	1,201	1,074	1,084
Electrical	30	32	35	38	40	41	49	48	48	56
Jewellery	574	738	746	699	663	506	366	273	226	232
Total secondary supply	1,740	1,902	2,030	2,069	2,092	1,701	1,645	1,522	1,348	1,372

Total combined supply	7,879	8,029	8,191	8,219	8,129	6,664	7,858	6,763	7,158	7,095

Demand by Application
Auto	3,273	3,339	3,061	2,815	2,589	2,024	2,410	2,743	3,353	3,410
Chemical	502	477	453	654	662	614	675	701	649	631
Dental & Biomedical	215	218	238	241	254	214	220	249	266	273
Electrical & Electronics	228	232	224	228	216	226	262	241	206	245
Glass	227	247	314	501	490	518	786	875	782	446
Investment	451	620	361	67	1,131	1,049	(1)	(475)	179	525
Jewellery	2,746	2,413	2,385	2,258	2,073	1,657	1,468	1,401	1,372	1,375
Petroleum	140	186	228	380	262	286	222	241	160	144
Pollution Control	-	-	184	193	190	165	187	221	274	269
Other	494	535	530	531	542	417	444	483	550	551
Total demand	8,276	8,267	7,978	7,868	8,409	7,170	6,673	6,680	7,791	7,869

Movements in Stocks	(397)	(238)	213	351	(280)	(506)	1,185	83	(633)	(774)

Source: Johnson Matthey PGM Market Reports (2015 - 2025).

1	Primary supply: Supply figures represent sales of primary PGM by producers and are allocated to the region where mining took place, rather than the region of subsequent processing.

2	Secondary supply: Secondary supply is the quantity of metal recovered from open-loop recycling (i.e. where the original purchaser does not retain ownership of the PGM). Outside the automotive, jewelry and electronics markets, open-loop recycling is negligible.

3	Automotive recycling represents the weight of metal recovered from end-of-life vehicles and aftermarket scrap. It does not include warranty or production scrap.

4	Demand: Demand figures for any given application represent the sum of industry demand for new metal in that application, net of any closed-loop recycling (i.e. where industry participants retain ownership of the metal: an example would be recycling of spent chemical catalysts where the metal is retained to be used on fresh catalyst that replaces the spent charge).

5	Automotive demand is allocated to the region where the vehicle is manufactured and is accounted for at the time of vehicle production. It includes emissions catalysts on vehicles, motorcycles and three-wheelers, as well as fuel cell vehicles. Non-road mobile machinery is counted as industrial demand, in the pollution control category.

6	Jewelry demand is allocated to the region where the finished jewelry is manufactured, not sold.

7	Movements in stocks: This figure gives the overall market balance in any one year and reflects the extent of stocks that must be mobilized to balance the market in that year. It is thus a proxy for changes in stocks held by fabricators, dealers, banks and depositories, but excludes stocks held by primary and secondary refiners and final consumers. A positive figure (market surplus) thus reflects an increase in global market stocks. A negative value (market deficit) indicates a decrease in global market stocks.

The following are some of the main characteristics of the platinum market illustrated by the table:

The main supplier of platinum is South Africa, providing approximately 72% of total mine supply over the past 10 years (2015-2024). Russia is the second largest supplier of platinum. Its share of world mine production has averaged around 11.4% of total mine supply over the past ten years ended 2024. Scrap supply from recycling of autocatalyst and other sources have accounted for about 22.9% of total supply over the last 10 years.

Over the ten years ended December 2024, jewelry demand for platinum peaked at approximately 33% of total demand in 2015. Jewelry demand has since declined to 17% of total demand in 2024, following a consistent downward trend. Automotive demand for platinum, which accounted for around 40% of total demand at the end of 2015, has increased to roughly 43% of total demand as of the end of 2024. Following two consecutive years of growth, investment demand fell from a high of 15% in 2020 into negative territory in 2022 at (7%) but improved to 7% in 2024. Pollution control demand, which captures the production demand of non-road vehicles such as agricultural equipment and industrial machinery as well as small engines and stationary source emissions controls in factories that use technology that is similar to autocatalysts, decreased to 3% in 2024 after increasing to 4% of total demand in 2023.

Historical Chart of the Price of Platinum

The price of platinum is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past are not a reliable indicator of future movements. The following chart illustrates the movements in the price of an ounce of platinum in U.S. Dollars from December 31, 2015 to December 31, 2025 and is based on information provided by Bloomberg:

Source: Bloomberg, Aberdeen. Chart data from 12/31/2015 to 12/31/2025. Spot Platinum Price = PLTMLNPM Index.

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

In 2024, mining production in South Africa has continued to impact global supply, as the country experiences some remaining power supply disruptions, although at a far lower pace than in 2023. Political instability, inflation and volatile market prices have compressed profit margins and subsequently led to a decrease in expected supply from the world’s leading producer. As a result, platinum markets remained volatile throughout the year while prices have not responded to the existing supply side deficit as above ground stocks are being worked through. An increase in expected automotive demand provided some tailwinds during the first half of the year sent the spot price of platinum as high as $1,065 per ounce on May 17, 2024. However, the lackluster Chinese economic rebound and disappointing level of stimulus turned to headwinds as the price retreated to $910 per ounce. The risk of additional sanctions on Russian metal exports in October provided some temporary price support, however market fears over supply restrictions quickly dissipated, and prices retreated once more. Headwinds grew as the US election resulted in an increased potential of tariffs that are large enough to slow global economic growth and the spot price of platinum ended the year down -8.6%, at $914 per ounce.

In 2025, platinum experienced its strongest rally in years as persistent supply deficits, elevated trading activity and geopolitical tensions drove prices sharply higher. While tightening emission standards in China and India supported Industrial Demand from the automotive industry, the larger trend this year has been from Chinese jewelry demand. The Chinese and Indian public are significant gold buyers; however, they are price sensitive and given capital restrictions, jewelry in China is also an investment - and not just jewelry. During London Platinum Week, in mid-May, compelling evidence emerged that the Chinese consumer had begun to revert to platinum jewelry from gold and the spot price of Platinum subsequently rallied from $986 per ounce on May 16, 2025, to $1474 per ounce on July 18, 2025. Platinum traded in a tighter range between July and mid-September, before U.S. tariff uncertainty and heavy buying from China and the U.S. amplified market tightness, driving the price into a range of $1,500 - $1,600 per ounce, where it would remain towards the end of November. However, on November 27th, 2025, the Guangzhou Futures Exchange launched a new futures contract on Platinum, further boosting optimism about Chinese demand. Speculative positioning intensified through the end of the year, sending prices to a 17 year high and lifting platinum to $2,226 per ounce before ending the year at $2,027 on December 31, 2025 (+121.8%).

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

Since December 1, 2014, the LME has been administering the operation of an electronic platinum bullion price fixing system (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. The LME’s electronic price fixing processes, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LBMA Platinum Price AM”) and 2:00 p.m. London time (the “LBMA Platinum Price PM”). In addition to utilizing the same London platinum fix standards and methods, the LME also supervises the platinum electronic price fixing processes through its market operations, compliance, internal audit and third-party complaint handling capabilities in order to support the integrity of the LBMA Platinum Price PM. The LME, in administering LMEbullion, uses a pricing methodology that meets the administrative and regulatory needs of platinum market participants, including the International Organization of Securities Commission’s (IOSCO) Principles for Financial Benchmarks, (the “IOSCO Principles”). In January 2026, the LBMA announced that it intends to appoint ICE Benchmark Administration (“IBA”) to replace the LME as the third-party administrator of the LBMA Platinum and Palladium prices in mid-2026.

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

Formal participation in the LBMA Platinum Price PM is limited to participating LPPM members. Six LPPM members are currently participating in establishing the LBMA Platinum Price PM (Goldman Sachs International, HSBC Bank USA NA, ICBC Standard Bank plc, Johnson Matthey plc, StoneX Financial Ltd and BASF Metals Ltd.). Any other market participant wishing to participate in the trading on the LBMA Platinum Price PM is required to do so through one of the participating LPPM members.

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

On May 23, 2024, the Sponsor entered into an Amendment (the “Trust Amendment”) to the Depositary Trust Agreement (the “Trust Agreement”) with the Trustee. The Trust Amendment reflects the following changes, effective as of June 18, 2024, as approved and directed by the Sponsor on behalf of the Trust: (1) the amendment of the definition of “Benchmark Price” to mean, “as of any day, (i) such day’s LBMA Platinum Price PM or such day’s LBMA Platinum Price AM if such day’s LBMA Platinum Price PM is not available; or (ii) such other publicly available price which is reasonably available to the Trustee at no cost to the Trustee and which the Sponsor may determine fairly represents the commercial value of platinum held by the Trust and instructs the Trustee to use as the Benchmark Price”; (2) the deletion and replacement of the defined term for “London PM Fix” with the defined term “LBMA Platinum Price PM”, which means “the price of a troy ounce of platinum as determined by the LME, the third party administrator of the London platinum price selected by the LBMA, or any successor administrator of the London platinum price, at or about 2:00 p.m. London, England time”; and (3) the addition of the new definition for “LBMA Platinum Price AM” which means “the price of a troy ounce of platinum as determined by the LME, the third party administrator of the London platinum price selected by the LBMA, or any successor administrator of the London platinum price, at or about 9:45 a.m. London, England time.

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

The Sponsor’s Fee for the year ended December 31, 2025 was $9,189,166 (December 31, 2024: $5,968,067; December 31, 2023: $5,772,056).

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

The Sponsor

The Trust’s Sponsor is abrdn ETFs Sponsor LLC, a Delaware limited liability company formed on June 17, 2009.

The Sponsor’s office is located at c/o abrdn ETFs Sponsor LLC, 1900 Market Street, Suite 200, Philadelphia, PA 19103. Prior to April 27, 2018, the Sponsor was wholly-owned by ETF Securities Limited, a Jersey, Channel Islands based company. Effective April 27, 2018, ETF Securities Limited sold its membership interest in the Sponsor to abrdn Inc. (known as Aberdeen Standard Investments Inc. prior to January 1, 2022) a Delaware corporation. As a result of the sale, abrdn Inc. became the sole member of the Sponsor. abrdn Inc. is a wholly-owned indirect subsidiary of Aberdeen Group plc. (“Aberdeen”). Aberdeen has retained “abrdn” as an operational abbreviation across its subsidiary legal entities (including the Sponsor, fund names and descriptors).” Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, abrdn Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Sponsor has exercised its right to visit the Custodian in order to examine the platinum and the records maintained by the Custodian. Inspections were conducted by Bureau Veritas Commodities UK, Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of August 4, 2025 and January 5, 2026. The results can be found on www.abrdn.com/usa/etf.

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

Autocatalysts, automobile components for emissions control that use platinum, accounted for approximately 43% of the global demand in platinum in 2024. Reduced automotive industry sales or a shift from gasoline-powered to electric vehicles may result in a decline in autocatalyst demand which may impact the price of platinum and the price of Shares.

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

Public health emergencies, such as the COVID-19 pandemic, could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store platinum, restrictions on travel that delay or prevent the transportation of platinum and an increase in demand for platinum may disrupt supply chains for platinum, which could cause secondary market spreads to widen and compromise the Trust’s ability to settle transactions on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver platinum as a result of an infectious disease outbreak or public health emergency will negatively affect the Trust’s operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

Public health emergencies could increase the Trust’s costs and affect liquidity in the market for platinum, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, public health emergencies could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for platinum, which could adversely affect the price of the Shares.

Further, public health emergencies could interfere with or prevent the operation of the electronic auction hosted by IBA to determine the LBMA Platinum Price PM, which the Trustee uses to value the platinum held by the Trust and calculate the net asset value of the Trust. Public health emergencies could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust’s Shares have been listed on the NYSE Arca under the symbol PPLT since its initial public offering on January 8, 2010. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the years ended December 31, 2025 and 2024:

Fiscal Year Ended December 31, 2025: Quarter Ended

	High	Low
March 31, 2025	$91.91	$83.80
June 30, 2025	$130.59	$82.81
September 30, 2025	$146.00	$117.26
December 31, 2025	$225.51	$137.06

Fiscal Year Ended December 31, 2024: Quarter Ended

	High	Low
March 31, 2024	$91.39	$80.10
June 30, 2024	$100.00	$82.25
September 30, 2024	$94.81	$82.58
December 31, 2024	$96.38	$82.35

The number of outstanding Shares of the Trust as of February 26, 2026 was 15,750,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2025	$126.11	$117.47
September 2025	$146.00	$123.48
October 2025	$157.74	$137.73
November 2025	$152.95	$137.06
December 2025	$225.51	$146.73
January 2026	$261.62	$182.62

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2025 and 2024:

Month	Total number of Shares redeemed	Average ounces of platinum per share
January 2025	350,000	0.091
February 2025	100,000	0.091
March 2025	250,000	0.091
April 2025	300,000	0.091
May 2025	—	—
June 2025	—	—
July 2025	600,000	0.091
August 2025	600,000	0.091
September 2025	300,000	0.091
October 2025	550,000	0.091
November 2025	400,000	0.091
December 2025	—	—
Total	3,450,000	0.091

Month	Total number of Shares redeemed	Average ounces of platinum per share
January 2024	50,000	0.092
February 2024	200,000	0.092
March 2024	150,000	0.092
April 2024	—	—
May 2024	100,000	0.092
June 2024	300,000	0.092
July 2024	50,000	0.092
August 2024	50,000	0.092
September 2024	300,000	0.092
October 2024	—	—
November 2024	—	—
December 2024	—	—
Total	1,200,000	0.092

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

NAV per Share vs. 1/10th Platinum Price from December 30, 2009 (the Date of Inception) to December 31, 2025

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

	December 31, 2025	December 31, 2024	December 31, 2023
(Amounts in 000’s of US$)
Investment in platinum - cost	$1,663,841	$1,074,183	$964,036
Unrealized gain/(loss) on investment in platinum	1,200,511	(54,717)	33,919
Investment in platinum - fair value	$2,864,352	$1,019,466	$997,955

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

The Sponsor has exercised its right to visit the Custodian in order to examine the platinum and the records maintained by them. Inspections were conducted by Bureau Veritas Commodities UK Ltd, a leading commodity inspection and testing company retained by the Sponsor, as of August 4, 2025 and January 5, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2025 and 2024, the Trust did not have any cash balances.

Results of Operations

Financial Highlights

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
(Amounts in 000’s of US$)
Total gain/(loss) on platinum	$1,350,819	$(88,716)	$(27,032)
Net change assets from operations	$1,341,630	$(94,684)	$(32,804)
Net cash provided by operating activities	$—	$—	$—

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

The year ended December 31, 2025

The Trust’s NAV increased from $1,018,947,768 at December 31, 2024 to $2,862,967,538 at December 31, 2025, a 180.97% increase for the year. The change in the Trust’s NAV resulted from an increase in the price per ounce of platinum, which rose 122.02% from $913.00 at December 31, 2024 to $2,027.00 at December 31, 2025 and an increase in outstanding Shares, which rose from 12,200,000 at December 31, 2024 to 15,550,000 at December 31, 2025, a result of 6,800,000 Shares (136 Baskets) being created and 3,450,000 Shares (69 Baskets) being redeemed during the year.

The NAV per Share increased 120.43% from $83.52 at December 31, 2024 to $184.11 at December 31, 2025. The Trust’s NAV per Share increased slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $9,189,166 for the year, or 0.60% of the Trust’s ANAV.

The NAV per Share of $208.48 at December 24, 2025 was the highest during the year, compared with a low of $83.93 at April 7, 2025.

The increase in net assets from operations for the year ended December 31, 2025 was $1,341,629,988 resulting from a realized gain of $1,447,143 on the transfer of platinum to pay expenses, a realized gain of $94,144,131 on platinum distributed for the redemption of Shares and a change in unrealized gain on investment in platinum of $1,255,227,880, offset by the Sponsor’s Fee of $9,189,166. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2025.

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

The year ended December 31, 2023

The Trust’s NAV decreased from $1,096,553,007 at December 31, 2022 to $997,445,666 at December 31, 2023, a 9.04% decrease for the year. The change in the Trust’s NAV resulted from a decrease in the price per ounce of platinum, which fell 3.01% from $1,031.00 at December 31, 2022 to$1,000.00 at December 31, 2023 and a decrease in outstanding Shares, which fell from 11,500,000 at December 31, 2022 to 10,850,000 at December 31, 2023, a result of 1,500,000 Shares (30 Baskets) being created and 2,150,000 Shares (43 Baskets) being redeemed during the year.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year Ended December 31, 2025

	Three months ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	Year ended December 31
EXPENSES
Sponsor’s Fee	$1,562	$1,825	$2,526	$3,276	$9,189
Total expenses	1,562	1,825	2,526	3,276	9,189
Net investment loss	(1,562)	(1,825)	(2,526)	(3,276)	(9,189)
REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	(28)	31	587	857	1,447
Realized gain / (loss) on platinum distributed for the redemption of Shares	6	(1,162)	50,848	44,452	94,144
Change in unrealized gain / (loss) on investment in
platinum	86,426	405,276	210,463	553,063	1,255,228
Total gain / (loss) on investment in platinum	86,404	404,145	261,898	598,372	1,350,819

Change in net assets from operations	$84,842	$402,320	$259,372	$595,096	$1,341,630
Net increase / (decrease) in net assets per Share	$7.17	$33.47	$19.77	$42.63	$105.31
Weighted average number of Shares	11,835,000	12,018,681	13,120,109	13,959,783	12,740,274

Year Ended December 31, 2024

	Three months ended
(Amounts in 000’s of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	Year ended December 31
EXPENSES
Sponsor’s Fee	$1,378	$1,535	$1,486	$1,569	$5,968
Total expenses	1,378	1,535	1,486	1,569	5,968
Net investment loss	(1,378)	(1,535)	(1,486)	(1,569)	(5,968)
REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	(35)	(11)	16	35	5
Realized gain / (loss) on platinum distributed for the redemption of Shares	(1,718)	1,372	262	(1)	(85)
Change in unrealized gain / (loss) on investment in
platinum	(90,173)	107,553	(27,213)	(78,803)	(88,636)
Total gain / (loss) on investment in platinum	(91,926)	108,914	(26,935)	(78,769)	(88,716)

Change in net assets from operations	$(93,304)	$107,379	$(28,421)	$(80,338)	$(94,684)
Net increase / (decrease) in net assets per Share	$(8.47)	$9.50	$(2.55)	$(6.79)	$(8.36)
Weighted average number of Shares	11,015,385	11,297,253	11,139,674	11,830,978	11,321,721

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s fiscal year ended December 31, 2025. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

KPMG LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm

Item 9B. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement for the year ended December 31, 2025.

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

Steven Dunn – President and Chief Executive Officer

Steven Dunn, CIMA®, is the Head of US Wealth Management at Aberdeen Investments. Mr. Dunn guides the firm’s strategic direction and distribution strategy for ETFs. Previously, he was a Director with Deutsche Asset and Wealth Management in charge of managing relationships with US ETF Strategists and overseeing the Eastern Division sales team. Prior to that, Mr. Dunn was a consultant at Brandywine Global Investment Management and has also held sales and distribution strategy positions at iShares, Blackrock and Vanguard. Mr. Dunn holds a B.A. degree in Public Administration from Shippensburg University of Pennsylvania and has completed his MBA at Pennsylvania State University. He holds the Series 7, 24, and 63 registrations as well as the Certified Investment Management Analyst® (CIMA®).

Sharon Ferrari – Chief Financial Officer and Treasurer

Ms. Ferrari is currently a Director, Product Management at abrdn Inc. (the parent company of the Sponser). Ms. Ferrari joined abrdn Inc. in 2008. Prior to working at abrdn Inc., Ms. Ferrari worked at Delaware Investments for about 3 years and began her career at SEI Investments. Ms. Ferrari holds a BS in Business Administration from University of Pittsburgh and a MBA from Villanova University.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the years ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Audit fees – KPMG	$80,000	94,000
Audit related fees - KPMG	0	0
	$80,000	$94,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2.  Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description
4.1(a)	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-158381 on December 31, 2009
4.1(b)	Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1(b) filed with the Trust’s Annual Report on Form 10-K for the y ear ended December 31, 2019 file on February 28, 2020
4.1(c)	Second Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on March 14, 2022
4.1(d)	Third Amendment to the Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024
4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with the Trust’s Annual Report on Form 10-K on February 28, 2025.
4.3	Certificate of Beneficial Interest, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-158381 on December 31, 2009
10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with the Trust’s Current Report on Form 8-K on May 28, 2024
10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with the Trust’s Current Report on Form 8-K on May 28, 2024
10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-158381 on December 31, 2009
10.4(a)	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-158381 on December 31, 2009
10.4(b)	Novation of and Amendment No. 1 to the Marketing Agent Agreement
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation , incorporated by reference to Exhibit 97.1 filed with the Trust’s Annual Report of Form 10-K on February 29, 2024.
101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

Item 16. Form 10-K Summary

Not applicable.

ABRDN PLATINUM ETF TRUST

Financial Statements as of December 31, 2025

KPMG LLP

Suite 4000

1735 Market Street

Philadelphia, PA 19103-7501

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders
abrdn Platinum ETF Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of abrdn Platinum ETF Trust (the Trust) including the schedules of investments, as of December 31, 2025 and December 31, 2024, the related statements of operations and changes in net assets and the financial highlights for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and December 31, 2024, and the results of its operations, changes in its net assets and financial highlights for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2026 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

KPMG LLP, a Delaware limited liability partnership, and its subsidiaries are part of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee.

Evaluation of the evidence pertaining to the existence of the platinum holdings

As presented on the December 31, 2025 schedule of investments and in Note 2.2, the fair value of the Trust's investment in platinum is $2,864,352 thousand, representing 100.05% of the Trust's net assets, and 1,413,099.0 ounces of platinum holdings. The investment in platinum was held by a third-party custodian (the custodian).

We identified the evaluation of the evidence pertaining to the existence of the platinum holdings as a critical audit matter. Given the nature and volume of the platinum holdings, subjective auditor judgment was required to evaluate the extent and nature of evidence obtained to assess the existence of platinum held by the custodian.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls over (1) the comparison of the Trust's records of platinum held to the custodian's records, (2) the approval of platinum deposits and withdrawals by the trustee of the Trust and (3) the physical counts of the Trust's platinum holdings performed at the custodian's locations by a third party engaged by the Trust's sponsor. We obtained a schedule directly from the custodian of the Trust's platinum holdings held by the custodian as of December 31, 2025. We compared the total ounces on such schedule to the Trust's record of platinum holdings. We also attended and observed a part of the physical counts of the Trust's platinum holdings. We obtained and read the physical counts results reports of the third party and reconciled those reports to both the Trust's and custodian's records.

We have served as the Trust’s auditor since 2015.

Philadelphia, Pennsylvania
March 2, 2026

abrdn Platinum ETF Trust

Statements of Assets and Liabilities

At December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: December 31, 2025: $1,663,841; December 31, 2024: $1,074,183)	$2,864,352	$1,019,466
Total assets	2,864,352	1,019,466

LIABILITIES
Fees payable to Sponsor	1,384	519
Total liabilities	1,384	519

NET ASSETS(1)	$2,862,968	$1,018,947

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at December 31, 2025 were 15,550,000 and at December 31, 2024 were 12,200,000. Net asset values per Share at December 31, 2025 and December 31, 2024 were $184.11 and $83.52, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At December 31, 2025 and 2024

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,413,099.0	$1,663,841	$2,864,352	100.05%
Total investment in platinum	1,413,099.0	$1,663,841	$2,864,352	100.05%
Less liabilities			(1,384)	(0.05)%
Net Assets			$2,862,968	100.00%

	December 31, 2024
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,115,390.0	$1,074,183	$1,019,466	100.05%
Total investment in platinum	1,115,390.0	$1,074,183	$1,019,466	100.05%
Less liabilities			(519)	(0.05)%
Net Assets			$1,018,947	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations

For the years ended December 31, 2025, 2024, and 2023

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$9,189	$5,968	$5,772
Total expenses	9,189	5,968	5,772
Net investment loss	(9,189)	(5,968)	(5,772)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	1,447	5	6
Realized gain / (loss) on platinum distributed for the redemption of Shares	94,144	(85)	8,064
Change in unrealized gain / (loss) on investment in platinum	1,255,228	(88,636)	(35,102)
Total gain / (loss) on investment in platinum	1,350,819	(88,716)	(27,032)

Change in net assets from operations	$1,341,630	$(94,684)	$(32,804)

Net increase / (decrease) in net assets per Share	$105.31	$(8.36)	$(3.05)

Weighted average number of Shares	12,740,274	11,321,721	10,763,562

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets

For the years ended December 31, 2025, 2024 and 2023

	Year Ended December 31, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2025	12,200,000	$1,018,947
Net investment loss		(9,189)
Realized gain on investment in platinum		95,591
Change in unrealized gain on investment in platinum		1,255,228
Creations	6,800,000	913,597
Redemptions	(3,450,000)	(411,206)
Closing balance at December 31, 2025	15,550,000	$2,862,968

	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2024	10,850,000	$997,446
Net investment loss		(5,968)
Realized (loss) on investment in platinum		(80)
Change in unrealized (loss) on investment in platinum		(88,636)
Creations	2,550,000	221,982
Redemptions	(1,200,000)	(105,797)
Closing balance at December 31, 2024	12,200,000	$1,018,947

	Year Ended December 31, 2023
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2023	11,500,000	$1,096,553
Net investment loss		(5,772)
Realized gain on investment in platinum		8,070
Change in unrealized (loss) on investment in platinum		(35,102)
Creations	1,500,000	133,843
Redemptions	(2,150,000)	(200,146)
Closing balance at December 31, 2023	10,850,000	$997,446

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights

For the years ended December 31, 2025, 2024 and 2023

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$83.52	$91.93	$95.35
Income from investment operations:
Net investment loss	(0.72)	(0.53)	(0.54)
Total realized and unrealized gains or losses on investment in platinum	101.31	(7.88)	(2.88)
Change in net assets from operations	100.59	(8.41)	(3.42)

Net asset value per Share at end of period	$184.11	$83.52	$91.93

Weighted average number of Shares	12,740,274	11,321,721	10,763,562

Expense ratio	0.60%	0.60%	0.60%

Net investment loss ratio	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value	120.44%	(9.15)%	(3.59)%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Notes to the Financial Statements

1.      Organization

The abrdn Platinum ETF Trust (the “Trust”) is a common law trust formed on December 30, 2009 under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by abrdn ETFs Sponsor LLC (the “Sponsor”) and The Bank of New York Mellon as Trustee (the “Trustee”). The Trust holds platinum and issues abrdn Physical Platinum Shares ETF (“Shares”) in minimum blocks of 50,000 Shares (also referred to as “Baskets”) in exchange for deposits of platinum and distributes platinum in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of Aberdeen Group plc, which is a wholly-owned indirect subsidiary of Aberdeen Group plc. The Trust is governed by the Trust Agreement.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	December 31, 2025	December 31, 2024
Level 1
Investment in platinum	$2,864,352	$1,019,466

There were no transfers between levels during the years ended December 31, 2025 and 2024.

2.3. Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within one business day of the trade date. At December 31, 2025, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2024, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2025 or December 31, 2024.

2.6. Investment in Platinum

Changes in ounces of platinum and their respective values for the years ended December 31, 2025 and 2024 are set out below:

	Year Ended December 31, 2025	Year Ended December 31, 2024
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,115,390.0	997,955.2
Creations	618,810.6	233,660.1
Redemptions	(314,237.6)	(110,040.7)
Transfers of platinum to pay expenses	(6,864.0)	(6,184.6)
Closing balance	1,413,099.0	1,115,390.0

Investment in platinum
Opening balance	$1,019,466	$997,955
Creations	913,597	221,982
Redemptions	(411,206)	(105,797)
Realized gain / (loss) on platinum distributed for the redemption of Shares	94,144	(85)
Transfers of platinum to pay expenses	(8,324)	(5,958)
Realized gain / (loss) on platinum transferred to pay expenses	1,447	5
Change in unrealized (loss) / gain on investment in platinum	1,255,228	(88,636)
Closing balance	$2,864,352	$1,019,466

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

For the years ended December 31, 2025, 2024 and 2023, the Sponsor’s Fee was $9,189,166, $5,968,067 and $5,772,056, respectively.

At December 31, 2025 and at December 31, 2024, the fees payable to the Sponsor were $1,384,155 and $518,692, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended December 31, 2025 and 2024.

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

2.8 Segment Reporting

Adoption of the new standard impacted disclosures only and did not affect the Trust’s financial position nor the results of its operations. Operating segments are components of a public entity that engage in business activities from which it may recognize revenues and incur expenses, have discrete financial information available, and have their operating results regularly reviewed by the public entity’s chief operating decision maker (“CODM”) when assessing segment performance and making decisions about segment resources. The Chief Financial Officer of the Sponsor acts as the Trust’s CODM. The CODM monitors the operating results of the Trust as a whole, and the Trust’s asset allocation is managed in accordance with its Prospectus. The Trust operates as a single operating and reporting segment pursuant to its investment objective and principal investment strategy. The Trust’s prospectus describes the Trust’s fees, investment objective, principal investment strategy and principal risks, among other items. The Trust’s portfolio composition, total returns, expense ratios and changes in net assets used by the CODM to assess segment performance and make resource allocations are consistent with the information presented within the Trust’s financial statements. The accompanying financial statements detail the Trust’s segment assets, liabilities, revenues, and expenses. Segment assets are reflected on the Trust’s Statement of Assets and Liabilities as “Total Assets” and significant segment expenses are listed on the Statement of Operations.

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

abrdn ETFs Sponsor LLC

Date: March 2, 2026	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2026	/s/ Sharon Ferrari*
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this Certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.

**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.

Exhibit Index

Exhibit No.	Description
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).