Form 10-Q
period 2026-03-31
abrdn Platinum ETF Trust
filed 2026-05-08
CIK 1460235

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _________________ to _________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes    ☒ No

As of May 7, 2026, abrdn Platinum ETF Trust had 13,600,000 abrdn Physical Platinum Shares ETF outstanding.

abrdn Platinum ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

abrdn Platinum ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2026 (Unaudited) and December 31, 2025

	March 31, 2026	December 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: March 31, 2026: $1,600,534; December 31, 2025: $1,663,841)	$2,398,026	$2,864,352
Total assets	2,398,026	2,864,352

LIABILITIES
Fees payable to Sponsor	1,313	1,384
Total liabilities	1,313	1,384

NET ASSETS(1)	$2,396,713	$2,862,968

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at March 31, 2026 were 13,850,000 and at December 31, 2025 were 15,550,000. Net asset values per Share at March 31, 2026 and December 31, 2025 were $173.05 and $184.11, respectively.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At March 31, 2026 (Unaudited) and December 31, 2025

	March 31, 2026
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,256,826.9	$1,600,534	$2,398,026	100.05%
Total investment in platinum	1,256,826.9	$1,600,534	$2,398,026	100.05%
Less liabilities			(1,313)	(0.05)%
Net Assets			$2,396,713	100.00%

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,413,099.0	$1,663,841	$2,864,352	100.05%
Total investment in platinum	1,413,099.0	$1,663,841	$2,864,352	100.05%
Less liabilities			(1,384)	(0.05)%
Net Assets			$2,862,968	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$4,358	$1,562
Total expenses	4,358	1,562

Net investment loss	(4,358)	(1,562)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on platinum transferred to pay expenses	1,887	(28)
Realized gain on platinum distributed for the redemption of Shares	221,289	6
Change in unrealized (loss) / gain on investment in platinum	(403,020)	86,426
Total (loss) / gain on investment in platinum	(179,844)	86,404

Change in net assets from operations	$(184,202)	$84,842

Net increase / (decrease) in net assets per Share	$(12.05)	$7.17

Weighted average number of Shares	15,292,222	11,835,000

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2026	15,550,000	$2,862,968
Net investment loss		(4,358)
Realized gain on investment in platinum		223,176
Change in unrealized (loss) on investment in platinum		(403,020)
Creations	1,150,000	264,218
Redemptions	(2,850,000)	(546,271)
Closing balance at March 31, 2026	13,850,000	$2,396,713

	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2025	12,200,000	$1,018,947
Net investment loss		(1,562)
Realized (loss) on investment in platinum		(22)
Change in unrealized gain on investment in platinum		86,426
Creations	250,000	22,392
Redemptions	(700,000)	(61,576)
Closing balance at March 31, 2025	11,750,000	$1,064,605

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Per Share Performance (for a Share outstanding throughout the entire period)
Net asset value per Share at beginning of period	$184.11	$83.52
Income from investment operations:
Net investment loss	(0.28)	(0.13)
Total realized and unrealized gains or losses on investment in platinum	(10.78)	7.21
Change in net assets from operations	(11.06)	7.08

Net asset value per Share at end of period	$173.05	$90.60

Weighted average number of Shares	15,292,222	11,835,000

Expense ratio(1)	0.60%	0.60%

Net investment loss ratio(1)	(0.60)%	(0.60)%

Total return, net asset value(2)	(6.01)%	8.48%

(1)	Annualized for periods less than one year.
(2)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three months ended March 31, 2026, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year.

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

At March 31, 2026, all of the Trust’s platinum was held at ICBC.

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

The London Metal Exchange (the “LME”) is responsible for the administration of the electronic platinum price fixing system (“LMEbullion”) that replicates electronically the manual London platinum fix processes previously employed by the London Platinum and Palladium Fixing Company Ltd (“LPPFCL”), as well as providing electronic market clearing processes for platinum bullion transactions at the fixed prices established by the LME pricing mechanism. LMEbullion, like the previous London platinum fix processes, establishes and publishes fixed prices for troy ounces of platinum twice each London trading day during fixing sessions beginning at 9:45 a.m. London time (the “LBMA Platinum Price AM”) and 2:00 p.m. London time (the “LBMA Platinum Price PM”). In January 2026, the LBMA announced that it intends to appoint ICE Benchmark Administration (“IBA”) to replace the LME as the third-party administrator of the LBMA Platinum prices in mid-2026.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	March 31, 2026	December 31, 2025

Level 1
Investment in platinum	$2,398,026	$2,864,352

There were no transfers between levels during the three months ended March 31, 2026 or the year ended December 31, 2025.

2.3.	Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within one business day of the trade date. At March 31, 2026, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2025, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2026 or December 31, 2025.

2.6.	Investment in Platinum

Changes in ounces of platinum and their respective values for the three months ended March 31, 2026 and 2025 are set out below:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,413,099.0	1,115,390.0
Creations	104,403.6	22,821.1
Redemptions	(258,618.1)	(63,929.4)
Transfers of platinum to pay expenses	(2,057.6)	(1,624.4)
Closing balance	1,256,826.9	1,072,657.3

Investment in platinum
Opening balance	$2,864,352	$1,019,466
Creations	264,218	22,392
Redemptions	(546,271)	(61,576)
Realized gain on platinum distributed for the redemption of Shares	221,289	6
Transfers of platinum to pay expenses	(4,429)	(1,537)
Realized (loss) / gain on platinum transferred to pay expenses	1,887	(28)
Change in unrealized (loss) / gain on investment in platinum	(403,020)	86,426
Closing balance	$2,398,026	$1,065,149

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended March 31, 2026 and 2025, the Sponsor’s Fee was $4,357,955 and $1,561,511, respectively.

At March 31, 2026 and at December 31, 2025, the fees payable to the Sponsor were $1,312,955 and $1,384,155, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2026 and 2025.

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

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events impacting the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified, other than noted below.

On April 22, 2026, the Sponsor announce a 10-for-1 forward share split (the "Split") of the Shares issued by the Trust.

The Split will apply to shareholders of record as of the close of the markets on May 14, 2026, and will be payable after the close of the markets on May 15, 2026. The Split will be effective prior to the market open on May 18, 2026, when the Shares of the Registrant will trade at their post-Split prices. The ticker symbol and CUSIP number for the Shares will not change.

The Split will decrease the price per Share of the Registrant with a proportionate increase in the number of Shares outstanding. In the 10-for-1 Split, shareholders will receive ten post-Split-Shares for every Share held of record as of the close of the markets on May 14, 2026. The post-Split Shares will be priced at one-tenth the NAV of a pre-Split Share.

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

Recent Events

On April 22, 2026, the Sponsor announced a 10-for-1 forward share split (the "Split") of the Shares issued by the Trust.

The Split will apply to shareholders of record as of the close of the markets on May 14, 2026, and will be payable after the close of the markets on May 15, 2026. The Split will be effective prior to the market open on May 18, 2026, when the Shares of the Registrant will trade at their post-Split prices. The ticker symbol and CUSIP number for the Shares will not change.

The Split will decrease the price per Share of the Trust with a proportionate increase in the number of Shares outstanding. In the Split, shareholders will receive ten post-Split-Shares for every Share held of record as of the close of the markets on May 14, 2026. The post-Split Shares will be priced at one-tenth the NAV of a pre-Split Share.

The Quarter Ended March 31, 2026

The Trust’s NAV decreased from $2,862,967,538 at December 31, 2025 to $2,396,712,689 at March 31, 2026, a 16.24% decrease for the quarter. The change in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 5.87% from $2,027.00 at December 31, 2025 to $1,908.00 at March 31, 2026 and a decrease outstanding shares, which fell from 15,550,000 Shares at December 31, 2025 to 13,850,000 Shares at March 31, 2026, as a result of 1,150,000 (23 Baskets) being created and 2,850,000 Shares (57 Baskets) being redeemed during the quarter.

The NAV per Share decreased 6.01% from $184.11 at December 31, 2025 to $173.05 at March 31, 2026. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $4,357,955 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $255.22 at January 26, 2026 was the highest during the quarter, compared with a low of $167.70 at March 29, 2026.

The decrease in net assets from operations for the quarter ended March 31, 2026 was $184,201,736, resulting from a change in unrealized loss on investment in platinum of $403,019,657 and the Sponsor’s Fee of $4,357,955, offset by a realized gain of $1,887,245 on the transfer of platinum to pay expenses and a realized gain of $221,288,631 on platinum distributed for the redemption of Shares. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2026, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2026, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended March 31, 2026. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2026:

23 Baskets were created.

57 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
January 2026	10	500,000	0.091
February 2026	8	400,000	0.091
March 2026	39	1,950,000	0.091
	57	2,850,000	0.091

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangements for the three months ended March 31, 2026.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

abrdn Platinum ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: May 8, 2026	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	/s/ Sharon Ferrari*
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.