Form 10-Q
period 2026-06-30
abrdn Platinum ETF Trust
filed 2026-08-07
CIK 1460235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_______________ to _______________

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

As of August 5, 2026, abrdn Platinum ETF Trust had 128,000,000 abrdn Physical Platinum Shares ETF outstanding.

abrdn Platinum ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

abrdn Platinum ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At June 30, 2026 (Unaudited) and December 31, 2025

	June 30, 2026	December 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: June 30, 2026: $1,469,627; December 31, 2025: $1,663,841)	$1,774,035	$2,864,352
Total assets	1,774,035	2,864,352

LIABILITIES
Fees payable to Sponsor	902	1,384
Total liabilities	902	1,384

NET ASSETS(1)	$1,773,133	$2,862,968

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at June 30, 2026 were 124,950,000 and at December 31, 2025 were 155,500,000. Net asset values per Share at June 30, 2026 and December 31, 2025 were $14.19 and $18.41, respectively. After the close of markets on May 14, 2026, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At June 30, 2026 (Unaudited) and December 31, 2025

	June 30, 2026
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,132,121.8	$1,469,627	$1,774,035	100.05%
Total investment in platinum	1,132,121.8	$1,469,627	$1,774,035	100.05%
Less liabilities			(902)	(0.05)%
Net Assets			$1,773,133	100.00%

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,413,099.0	$1,663,841	$2,864,352	100.05%
Total investment in platinum	1,413,099.0	$1,663,841	$2,864,352	100.05%
Less liabilities			(1,384)	(0.05)%
Net Assets			$2,862,968	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$3,510	$1,825	$7,868	$3,387
Total expenses	3,510	1,825	7,868	3,387

Net investment loss	(3,510)	(1,825)	(7,868)	(3,387)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	1,429	31	3,316	3
Realized gain / (loss) on platinum distributed for the redemption of Shares	94,471	(1,162)	315,760	(1,155)
Change in unrealized (loss) / gain on investment in platinum	(493,084)	405,276	(896,103)	491,702
Total (loss)/gain on investment in platinum	(397,184)	404,145	(577,027)	490,550

Change in net assets from operations	$(400,694)	$402,320	$(584,895)	$487,163

Net increase / (decrease) in net assets per Share(1)	$(2.99)	$3.35	$(4.08)	$4.08

Weighted average number of Shares(1)	134,220,330	120,186,813	143,519,613	119,273,480

(1)	After the close of markets on May 14, 2026, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(Amounts in 000’s of US$, except for Share data)(1)	Shares	Amount	Shares	Amount
Opening balance	138,500,000	$2,396,713	117,500,000	$1,064,605
Net investment loss		(3,510)		(1,825)
Realized gain / (loss) on investment in platinum		95,900		(1,131)
Change in unrealized (loss)/gain on investment in platinum		(493,084)		405,276
Creations	4,800,000	86,536	17,000,000	175,653
Redemptions	(18,350,000)	(309,422)	(3,000,000)	(25,208)
Closing balance	124,950,000	$1,773,133	131,500,000	$1,617,370

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(Amounts in 000’s of US$, except for Share data)(1)	Shares	Amount	Shares	Amount
Opening balance	155,500,000	$2,862,968	122,000,000	$1,018,947
Net investment loss		(7,868)		(3,387)
Realized gain / (loss) on investment in platinum		319,076		(1,152)
Change in unrealized (loss)/gain on investment in platinum		(896,103)		491,702
Creations	16,300,000	350,754	19,500,000	198,045
Redemptions	(46,850,000)	(855,694)	(10,000,000)	(86,785)
Closing balance	124,950,000	$1,773,133	131,500,000	$1,617,370

(1)	After the close of markets on May 14, 2026, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Per Share Performance (for a Share outstanding throughout the entire period)(1)
Net asset value per Share at beginning of period	$17.30	$9.06	$18.41	$8.35
Income from investment operations:
Net investment loss	(0.03)	(0.02)	(0.05)	(0.03)
Total realized and unrealized gains or losses on investment in platinum	(3.08)	3.26	(4.17)	3.98
Change in net assets from operations	(3.11)	3.24	(4.22)	3.95

Net asset value per Share at end of period	$14.19	$12.30	$14.19	$12.30

Weighted average number of Shares	134,220,330	120,186,813	143,519,613	119,273,480

Expense ratio(2)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(2)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(3)	(17.98)%	35.75%	(22.92)%	47.26%

(1)	After the close of markets on May 14, 2026, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.
(2)	Annualized for periods less than one year.
(3)	Total return is not annualized.

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

After the close of markets on May 14, 2026, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

The investment objective of the Trust is for the Shares to reflect the performance of the price of physical platinum, less the Trust’s expenses. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the platinum market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2026, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year.

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

At June 30, 2026, all of the Trust’s platinum was held at ICBC.

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

ICE Benchmark Administration Limited (“IBA”) is responsible for the administration of the LBMA Platinum Price and the electronic auctions through which the benchmark prices are established. Effective July 1, 2026, IBA assumed responsibility for administering the LBMA Platinum Price and the related daily auctions from the London Metal Exchange. The IBA-operated auction process establishes and publishes benchmark prices for troy ounces of platinum twice each London trading day during auction sessions beginning at 9:45 a.m. London time (the “LBMA Platinum Price AM”) and 2:00 p.m. London time (the “LBMA Platinum Price PM”).

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	June 30, 2026	December 31, 2025

Level 1
Investment in platinum	$1,774,035	$2,864,352

There were no transfers between levels during the six months ended June 30, 2026 or the year ended December 31, 2025.

2.3.	Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within one business day of the trade date. At June 30, 2026, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2025, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2026 or December 31, 2025.

2.6.	Investment in Platinum

Changes in ounces of platinum and their respective values for the three and six months ended June 30, 2026 and 2025 are set out below:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,256,826.9	1,072,657.3
Creations	43,508.0	154,953.6
Redemptions	(166,273.1)	(27,369.7)
Transfers of platinum to pay expenses	(1,940.0)	(1,606.9)
Closing balance	1,132,121.8	1,198,634.3

Investment in platinum
Opening balance	$2,398,026	$1,065,149
Creations	86,536	175,653
Redemptions	(309,422)	(25,208)

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Realized gain / (loss) on platinum distributed for the redemption of Shares	94,471	(1,162)
Transfers of platinum to pay expenses	(3,921)	(1,583)
Realized gain on platinum transferred to pay expenses	1,429	31
Change in unrealized (loss) / gain on investment in platinum	(493,084)	405,276
Closing balance	$1,774,035	$1,618,156

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,413,099.0	1,115,390.0
Creations	147,911.6	177,774.7
Redemptions	(424,891.9)	(91,299.1)
Transfers of platinum to pay expenses	(3,996.9)	(3,231.3)
Closing balance	1,132,121.8	1,198,634.3

Investment in platinum
Opening balance	$2,864,352	$1,019,466
Creations	350,754	198,045
Redemptions	(855,694)	(86,785)
Realized gain / (loss) on platinum distributed for the redemption of Shares	315,760	(1,155)
Transfers of platinum to pay expenses	(8,350)	(3,120)
Realized gain on platinum transferred to pay expenses	3,316	3
Change in unrealized (loss) / gain on investment in platinum	(896,103)	491,702
Closing balance	$1,774,035	$1,618,156

2.7.	Expenses / Realized Gains / Losses

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

For the three months ended June 30, 2026 and 2025, the Sponsor’s Fee was $3,509,784 and $1,825,265, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Sponsor’s Fee was $7,867,739 and $3,386,777, respectively.

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

At June 30, 2026 and at December 31, 2025, the fees payable to the Sponsor were $901,602 and $1,384,155, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended June 30, 2026 and 2025.

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

Recent Events

After the close of markets on May 14, 2026, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”).

The Split applied to shareholders of record as of the close of the markets on May 14, 2026, and was payable after the close of the markets on May 15, 2026. The Split was effective prior to the market open on May 18, 2026, when the Shares of the Trust began trading at their post-Split prices. In the ten-for-one Split, shareholders received ten post-Split-Shares for every Share held of record as of the close of the markets on May 14, 2026.

The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

The Quarter Ended June 30, 2026

The Trust’s NAV decreased from $2,396,712,689 at March 31, 2026 to $1,773,133,277 at June 30, 2026, a 26.02% decrease for the quarter. The change in the Trust’s NAV resulted primarily from a decrease in the price per ounce of platinum, which fell 17.87% from $1,908.00 at March 31, 2026 to $1,567.00 at June 30, 2026 and a decrease in outstanding Shares, which fell from 138,500,000 Shares at March 31, 2026 to 124,950,000 Shares at June 30, 2026, as a result of 4,800,000 Shares (96 Baskets) being created and 18,350,000 Shares (367 Baskets) being redeemed during the quarter.

The NAV per Share decreased 17.98% from $17.30 at March 31, 2026 to $14.19 at June 30, 2026. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $3,509,784 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $19.43 at April 17, 2026 was the highest during the quarter, compared with a low of $14.19 at June 30, 2026.

The decrease in net assets from operations for the quarter ended June 30, 2026 was $400,692,903, resulting from a change in unrealized loss on investment in platinum of $493,083,455 and the Sponsor’s Fee of $3,509,784, offset by a realized gain of $1,429,056 on the transfer of platinum to pay expenses and a realized gain of $94,471,280 on platinum distributed for the redemption of Shares. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2026.

The Six Months Ended June 30, 2026

The Trust’s NAV decreased from $2,862,967,538 at December 31, 2025 to $1,773,133,277 at June 30, 2026, a 38.07% decrease for the period. The change in the Trust’s NAV resulted from a decrease in the price per ounce of platinum, which fell 22.69% from $2,027.00 at December 31, 2025 to $1,567.00 at June 30, 2026 and a decrease in outstanding Shares, which fell from 155,500,000 at December 31, 2025 to 124,950,000 at June 30, 2026, as a result of 16,300,000 Shares (326 Baskets) being created and 46,850,000 Shares (937 Baskets) being redeemed during the period.

The NAV per Share decreased 22.92% from $18.41 at December 31, 2025 to $14.19 at June 30, 2026. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $7,867,739 for the period, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $25.52 at January 26, 2026 was the highest during the period, compared with a low of $14.19 at June 30, 2026.

The decrease in net assets from operations for the period ended June 30, 2026 was $584,894,639, resulting from a change in unrealized loss on investment in platinum of $896,103,112 and the Sponsor’s Fee of $7,867,739, offset by a realized gain of $315,759,911 on platinum distributed for the redemption of Shares and a realized gain of $3,316,301 on the transfer of platinum to pay expenses. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2026, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended June 30, 2026. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2026:

96 Baskets were created.

367 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
April 2026	80	4,000,000	0.0091
May 2026	92	4,600,000	0.0091
June 2026	195	9,750,000	0.0091
	367	18,350,000	0.0091

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangements for the three months ended June 30, 2026.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

abrdn Platinum ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: August 7, 2026	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	/s/ Sharon Ferrari*
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.