Form 10-Q
period 2026-09-30
abrdn Platinum ETF Trust
filed 2026-11-06
CIK 1460235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_____________to_____________

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

As of November 5, 2026, abrdn Platinum ETF Trust had 129,850,000 abrdn Physical Platinum Shares ETF outstanding.

abrdn Platinum ETF Trust

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

abrdn Platinum ETF Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2026 (Unaudited) and December 31, 2025

	September 30, 2026	December 31, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
ASSETS
Investment in platinum (cost: September 30, 2026: $1,629,098; December 31, 2025: $1,663,841)	$2,078,720	$2,864,352
Total assets	2,078,720	2,864,352

LIABILITIES
Fees payable to Sponsor	1,032	1,384
Total liabilities	1,032	1,384

NET ASSETS(1)	$2,077,688	$2,862,968

(1)	Authorized share capital is Unlimited with no par value per Share. Shares issued and outstanding at September 30, 2026 were 134,050,000 and at December 31, 2025 were 155,500,000. Net asset values per Share at September 30, 2026 and December 31, 2025 were $15.50 and $18.41, respectively. After the close of markets on May 14, 2026, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Schedules of Investments

At September 30, 2026 (Unaudited) and December 31, 2025

	September 30, 2026
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,212,717.9	$1,629,098	$2,078,720	100.05%
Total investment in platinum	1,212,717.9	$1,629,098	$2,078,720	100.05%
Less liabilities			(1,032)	(0.05)%
Net Assets			$2,077,688	100.00%

	December 31, 2025
Description	oz	Cost	Fair Value	% of Net Assets
Investment in platinum (in 000’s of US$, except for oz and percentage data)
Platinum	1,413,099.0	$1,663,841	$2,864,352	100.05%
Total investment in platinum	1,413,099.0	$1,663,841	$2,864,352	100.05%
Less liabilities			(1,384)	(0.05)%
Net Assets			$2,862,968	100.00%

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
(Amounts in 000’s of US$, except for Share and per Share data)
EXPENSES
Sponsor’s Fee	$3,142	$2,526	$11,010	$5,913
Total expenses	3,142	2,526	11,010	5,913

Net investment loss	(3,142)	(2,526)	(11,010)	(5,913)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on platinum transferred to pay expenses	700	587	4,016	589
Realized gain on platinum distributed for the redemption of Shares	17,446	50,848	333,206	49,692
Change in unrealized gain / (loss) on investment in platinum	145,214	210,463	(750,889)	702,165
Total gain/(loss) on investment in platinum	163,360	261,898	(413,667)	752,446

Change in net assets from operations	$160,218	$259,372	$(424,677)	$746,533

Net increase / (decrease) in net assets per Share(1)	$1.23	$1.98	$(3.05)	$6.05

Weighted average number of Shares(1)	130,274,457	131,201,090	139,056,044	123,293,040

(1)	After the close of markets on May 14, 2026, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Statements of Changes in Net Assets (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(Amounts in 000’s of US$, except for Share data)(1)	Shares	Amount	Shares	Amount
Opening balance	124,950,000	$1,773,133	131,500,000	$1,617,370
Net investment loss		(3,142)		(2,526)
Realized gain on investment in platinum		18,146		51,435
Change in unrealized gain on investment in platinum		145,214		210,463
Creations	13,650,000	216,461	20,500,000	269,145
Redemptions	(4,550,000)	(72,124)	(15,000,000)	(187,999)
Closing balance	134,050,000	$2,077,688	137,000,000	$1,957,888

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(Amounts in 000’s of US$, except for Share data)(1)	Shares	Amount	Shares	Amount
Opening balance	155,500,000	$2,862,968	122,000,000	$1,018,947
Net investment loss		(11,010)		(5,913)
Realized gain on investment in platinum		337,222		50,281
Change in unrealized (loss)/gain on investment in platinum		(750,889)		702,165
Creations	29,950,000	567,215	40,000,000	467,190
Redemptions	(51,400,000)	(927,818)	(25,000,000)	(274,782)
Closing balance	134,050,000	$2,077,688	137,000,000	$1,957,888

(1)	After the close of markets on May 14, 2026, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.

See Notes to the Financial Statements

abrdn Platinum ETF Trust

Financial Highlights (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Per Share Performance (for a Share outstanding throughout the entire period)(1)
Net asset value per Share at beginning of period	$14.19	$12.30	$18.41	$8.35
Income from investment operations:
Net investment loss	(0.02)	(0.02)	(0.15)	(0.05)
Total realized and unrealized gains or losses on investment in platinum	1.33	2.01	(2.76)	5.99
Change in net assets from operations	1.31	1.99	(2.91)	5.94

Net asset value per Share at end of period	$15.50	$14.29	$15.50	$14.29

Weighted average number of Shares	130,274,457	131,201,090	139,056,044	123,293,040

Expense ratio(2)	0.60%	0.60%	0.60%	0.60%

Net investment loss ratio(2)	(0.60)%	(0.60)%	(0.60)%	(0.60)%

Total return, net asset value(3)	9.23%	16.20%	(15.81)%	71.11%

(1)	After the close of markets on May 14, 2026, the Trust effected a ten-for-one forward share split of the Shares issued by the Trust (the “Split”). The information presented attributable to periods prior to the Split has been adjusted to reflect the effects of the Split.
(2)	Annualized for periods less than one year.
(3)	Total return is not annualized.

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

The accompanying financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and nine months ended September 30, 2026, and for all periods presented have been made.

These financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year.

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

At September 30, 2026, all of the Trust’s platinum was held at ICBC.

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

ICE Benchmark Administration Limited (“IBA”) is responsible for the administration of the LBMA Platinum Price and the electronic auctions through which the benchmark prices are established. Effective July 1, 2026, IBA assumed responsibility for administering the LBMA Platinum Price and the related daily auctions from the London Metal Exchange. The IBA-operated auction process establishes and publishes benchmark prices for troy ounces of platinum twice each London trading day during auction sessions beginning at 9:45a.m. London time (the “LBMA Platinum Price AM”) and 2:00 p.m. London time (the “LBMA Platinum Price PM”).

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000’s of US$)	September 30, 2026	December 31, 2025

Level 1
Investment in platinum	$2,078,720	$2,864,352

There were no transfers between levels during the nine months ended September 30, 2026 or the year ended December 31, 2025.

2.3.    Platinum Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of platinum is transferred within one business day of the trade date. At September 30, 2026, the Trust had no platinum receivable or payable for the creation or redemption of Shares. At December 31, 2025, the Trust had no platinum receivable or payable for the creation or redemption of Shares.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2026 or December 31, 2025.

2.6.    Investment in Platinum

Changes in ounces of platinum and their respective values for the three and nine months ended September 30, 2026 and 2025 are set out below:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,132,121.8	1,198,634.3
Creations	123,521.1	172,939.4
Redemptions	(41,164.8)	(136,556.9)
Transfers of platinum to pay expenses	(1,760.2)	(1,805.9)
Closing balance	1,212,717.9	1,233,210.9

Investment in platinum
Opening balance	$1,774,035	$1,618,156
Creations	216,461	247,708
Redemptions	(72,123)	(187,999)
Realized gain on platinum distributed for the redemption of Shares	17,446	50,848
Transfers of platinum to pay expenses	(3,013)	(2,389)
Realized gain on platinum transferred to pay expenses	700	587
Change in unrealized gain on investment in platinum	145,214	210,463
Closing balance	$2,078,720	$1,937,374

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
(Amounts in 000’s of US$, except for ounces data)
Ounces of platinum
Opening balance	1,413,099.0	1,115,390.0
Creations	271,432.7	350,714.0
Redemptions	(466,056.7)	(227,856.0)
Transfers of platinum to pay expenses	(5,757.1)	(5,037.1)
Closing balance	1,212,717.9	1,233,210.9

Investment in platinum
Opening balance	$2,864,352	$1,019,466
Creations	567,215	445,753
Redemptions	(927,817)	(274,782)
Realized gain on platinum distributed for the redemption of Shares	333,206	49,692
Transfers of platinum to pay expenses	(11,363)	(5,509)
Realized gain on platinum transferred to pay expenses	4,016	589
Change in unrealized (loss) / gain on investment in platinum	(750,889)	702,165
Closing balance	$2,078,720	$1,937,374

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

For the three months ended September 30, 2026 and 2025, the Sponsor’s Fee was $3,142,202 and $2,525,979, respectively. For the nine months ended September 30, 2026 and 2025, the Sponsor’s Fee was $11,009,940 and $5,912,756, respectively.

At September 30, 2026 and at December 31, 2025, the fees payable to the Sponsor were $1,031,818 and $1,384,155, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended September 30, 2026 and 2025.

abrdn Platinum ETF Trust

Notes to the Financial Statements (Unaudited)

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

The Quarter Ended September 30, 2026

The Trust’s NAV increased from $1,773,133,277 at June 30, 2026 to $2,077,687,996 at September 30, 2026, a 17.18% increase for the period. The change in the Trust’s NAV resulted primarily from an increase in the price per ounce of platinum, which rose 9.39% from $1,567.00 at June 30, 2026 to $1,714.10 at September 30, 2026 and an increase in outstanding shares, which rose from 124,950,000 Shares at June 30, 2026 to 134,050,000 Shares at September 30, 2026, as a result of 13,650,000 Shares (273 Baskets) being created and 4,550,000 Shares (91 Baskets) being redeemed during the quarter.

The NAV per Share increased 9.23% from $14.19 at June 30, 2026 to $15.50 at September 30, 2026. The Trust’s NAV per Share rose slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $3,142,202 for the quarter, or 0.60% of the Trust’s ANAV on an annualized basis.

The NAV per Share of $17.11 at August 24, 2026 was the highest during the period, compared with a low of $14.21 at July 1, 2026.

The increase in net assets from operations for the period ended September 30, 2026 was $160,217,411, resulting from a realized gain of $699,797 on the transfer of platinum to pay expenses, a realized gain of $17,446,192 on platinum distributed for the redemption of Shares and a change in unrealized gain on investment in platinum of $145,213,624, offset by the Sponsor’s Fee of $3,142,202. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2026.

The Nine Months Ended September 30, 2026

The Trust’s NAV decreased from $2,862,967,538 at December 31, 2025 to $2,077,687,996 at September 30, 2026, a 27.43% decrease for the period. The change in the Trust’s NAV resulted from a decrease in the price per ounce of platinum, which fell 15.44% from $2,027.00 at December 31, 2025 to $1,714.10 at September 30, 2026 and a decrease in outstanding Shares, which fell from 155,500,000 Shares at December 31, 2025 to 134,050,000 Shares at September 30, 2026, as a result of 29,950,000 Shares (599 Baskets) being created and 51,400,000 Shares (1,028 Baskets) being redeemed during the period.

The NAV per Share decreased 15.81% from $18.41 at December 31, 2025 to $15.50 at September 30, 2026. The Trust’s NAV per Share fell slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $11,009,940 for the period, or 0.60% of the Trust’s ANAV on an annual basis.

The NAV per Share of $25.52 at January 26, 2026 was the highest during the period, compared with a low of $14.19 at June 30, 2026.

The decrease in net assets from operations for the period ended September 30, 2026 was $424,677,228, resulting from a change in unrealized loss on investment in platinum of $750,889,488 and the Sponsor’s Fee of $11,009,940, offset by a realized gain of $333,206,103 on platinum distributed for the redemption of Shares and a realized gain of $4,016,097 on the transfer of platinum to pay expenses. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2026, the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective.

Internal controls over financial reporting have been maintained throughout the Trust’s quarter ended September 30, 2026. There have been no changes that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2026:

273 Baskets were created.

91 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
July 2026	25	1,250,000	0.0091
August 2026	—	—	—
September 2026	66	3,300,000	0.0091
	91	4,550,000	0.0091

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Trust have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangements for the three months ended September 30, 2026.

Item 6. Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Statements of Assets and Liabilities, (ii) Statements of Operations, (iii) Statements of Changes in Net Assets, and (iv) Notes to the Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	The cover page from the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

abrdn Platinum ETF Trust

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

abrdn ETFs Sponsor LLC

Date: November 6, 2026	/s/ Steven Dunn*
Steven Dunn **
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	/s/ Sharon Ferrari*
Sharon Ferrari **
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

*	The originally executed copy of this certification will be maintained at the Sponsor’s offices and will be made available for inspection upon request.
**	The Registrant is a trust and the persons are signing in their capacities as officers of abrdn ETFs Sponsor LLC, the Sponsor of the Registrant.